Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2002-05-29
CIK 1156445

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-76435



                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9

  California                                                      33-0316953
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X    No __




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 9 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001 and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11 initially filed on August 16, 2001. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on August 16, 2001, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of March 31, 2002, the Partnership had received and accepted subscriptions for 1,933 Units in the amount of $1,933,000, of which $151,500 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2002, the Partnership had not made any investments in Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2. Properties

None

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)    At March 31, 2002, there were 113 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-67670) which was declared effective on November 14, 2001. As of March 31, 2002, the Partnership had received subscriptions for 1,933 Units, for an aggregate amount of capital contributions of $1,933,000. At March 31, 2002, the above capital contributions consisted of cash of $1,417,500, subscriptions receivable of $364,000 and notes receivable of $151,500. At March 31, 2002, approximately $251,290 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $135,000 which were paid or were to be paid to non-affiliates. At March 31, 2002, approximately $1,681,710 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------

Acquisition Fees through 3/31/2002                        $        135,310   $              -    $        135,310
Acquisition Costs through 3/31/2002                                 38,660                  -              38,660
Reserves or cash available to be invested                                -          1,507,740           1,507,740
                                                            ---------------    ---------------     ---------------

Total                                                     $        173,970   $      1,507,740    $      1,681,710
                                                            ===============    ===============     ===============

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                                 March 31
                                                                                              ---------------
                                                                                                   2002
                                                                                              ---------------

ASSETS

Cash and cash equivalents                                                                   $      1,221,805
Subscriptions and notes
  receivable                                                                                         364,026
Acquisition fees and costs, net                                                                      173,781
                                                                                              ---------------
                                                                                            $      1,759,612
                                                                                              ===============
LIABILITIES

Accrued fees and expenses due to
  general partner and affiliates                                                            $        228,940

Other liabilities                                                                                      6,900

PARTNERS' EQUITY                                                                                   1,523,772
                                                                                              ---------------
                                                                                            $      1,759,612
                                                                                              ===============

Selected results of operations, cash flows, and other information for the Partnership for the following periods:

                                                                                             For the period
                                                                                             from August 3,
                                                                                               2001 (date
                                                                                               operations
                                                                                              commenced) to
                                                                                             March 31, 2002
                                                                                             ----------------

Net loss                                                                                   $          (7,538)
                                                                                             ================

Net loss allocated to:
  General partner                                                                          $              (8)
                                                                                             ================

  Limited partners                                                                         $          (7,530)
                                                                                             ================

Net loss  per limited partner
  unit                                                                                     $         (188.25)
                                                                                             ================

Outstanding weighted limited
  partner units                                                                                           40
                                                                                             ================


                                                                                                      For the period
                                                                                                      from August 3,
                                                                                                        2001 (date
                                                                                                         operation
                                                                                                       commenced) to
                                                                                                      March 31, 2002
                                                                                                      ----------------

Net cash provided by (used in):
  Operating activities                                                                              $             415
  Investing activities                                                                                       (136,530)
  Financing activities                                                                                      1,357,920
                                                                                                      ----------------

Net change in cash and cash
  equivalents                                                                                               1,221,805

Cash and cash equivalents,
  beginning of period                                                                                               -
                                                                                                      ----------------

Cash and cash equivalents, end
  of period                                                                                         $       1,221,805
                                                                                                      ================

Low Income Housing Credit per Unit was as follows for the period ended December
31, 2001:

                                                                                                           2001
                                                                                                      ----------------
Federal                                                                                             $               -
State                                                                                                               -
                                                                                                      ----------------

Total                                                                                               $               -
                                                                                                      ================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $1,222,000 in cash, $364,000 in subscriptions receivable, prepaid acquisition fees and costs of $174,000. Liabilities at March 31, 2002 consisted of $229,000 in advances and other payables due to the General Partner or affiliates and $7,000 in other liabilities.

The Partnership will offer Units for sale to the public until approximately August 2002, at which time total limited partner capital is expected to be approximately $10,000,000 ($1,933,000 raised at March 31, 2002).

Results of Operations

The Partnership commenced operations on August 3, 2001. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the period ended March 31, 2002 was principally composed of interest income, offset by amortization and other operating expenses. Accordingly, there were no Low Income Housing Credits available for allocation to the partners.

The two periods are not comparable as minimal operations occurred during the period ended March 31, 2002.

Cash Flows

Cash flows provided by operating activities for the period ended March 31, 2002 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended March 31, 2002, primarily consisted of proceeds from the sale of Units of $1,419,000, net of promissory notes of $151,000, subscriptions receivable of $364,000, and offering expenses paid of $61,000.

Cash flows used in investing activities for the period ended March 31, 2002 consisted of capitalized acquisition fees and costs totaling $137,000.

Since March 31, 2002, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. We have not yet completed our evaluation of the impact of SFAS 144 on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the "Partnership") as of March 31, 2002, and the related statements of operations, partners' equity and cash flows for the period August 3, 2001 (date operations commenced) through March 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the period August 3, 2001 (date operations commenced) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                     /s/ BDO SEIDMAN, LLP



Orange County, California
May 2, 2002

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                  BALANCE SHEET




                                                                                                    March 31,
                                                                                                       2002
                                                                                                   -------------
ASSETS
Cash and cash equivalents                                                                        $    1,221,805
Subscriptions and notes receivable (Note 4)                                                             364,026
Acquisition fees and costs (Note 2)                                                                     173,781
                                                                                                   -------------
                                                                                                 $    1,759,612
                                                                                                   =============
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued fees and expenses due to General
     Partner and affiliates (Note 2)                                                             $      228,940
   Other liabilities                                                                                      6,900
                                                                                                   -------------
     Total liabilities                                                                                  235,840
                                                                                                   -------------

Commitments and contingencies (Note 5)

Partners' equity (Notes 4 and 6)
   General partner                                                                                           92
   Limited partners (25,000 units authorized, and 1,933 units
     outstanding at March 31, 2002)                                                                   1,523,680
                                                                                                   -------------

     Total partners' equity                                                                           1,523,772
                                                                                                   -------------

                                                                                                 $    1,759,612
                                                                                                   =============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS


                                                                                                      For The Period
                                                                                                         August 3,
                                                                                                        2001 (Date
                                                                                                        Operations
                                                                                                        Commenced)
                                                                                                          through
                                                                                                      March 31, 2002
                                                                                                  ---------------------
Interest income                                                                                    $               441
                                                                                                     ------------------

Operating expenses:
   Amortization (Note 2)                                                                                          189
   Legal and accounting                                                                                          7,635
   Other                                                                                                           155
                                                                                                     ------------------

    Total operating expenses                                                                                     7,979
                                                                                                     ------------------

Loss from operations                                                                                            (7,538)
                                                                                                     ------------------

Net loss                                                                                           $            (7,538)
                                                                                                     ==================

Net loss allocated to:
   General partner                                                                                 $                (8)
                                                                                                     ==================

   Limited partners                                                                                $            (7,530)
                                                                                                     ==================

Net loss per limited partner unit                                                                  $           (188.25)
                                                                                                     ==================

Outstanding weighted limited partner units                                                                          40
                                                                                                     ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Contribution from General Partner and initial limited
   partner on August 3, 2001                              $            100   $          1,000    $          1,100

Sale of limited partnership units                                        -          1,933,000           1,933,000

Sale of limited partnership units issued for
   promissory notes receivable (Note 4)                                  -           (151,500)           (151,500)

Offering expenses                                                        -           (251,290)           (251,290)

Net loss                                                                (8)            (7,530)             (7,538)
                                                            ---------------    ---------------     ---------------

Partners' equity at March 31, 2002                        $             92   $      1,523,680    $      1,523,772
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                                                                      For The Period
                                                                                                      August 3, 2001
                                                                                                     (Date Operations
                                                                                                        Commenced)
                                                                                                          through
                                                                                                      March 31, 2002
                                                                                                     ------------------

Cash flows from operating activities:
   Net loss                                                                                        $            (7,538)
   Adjustments to reconcile net income to
     net cash provided by  operating activities:
    Amortization                                                                                                   189
    Change in notes receivable                                                                                     (26)
    Change in due to general partner and affiliates                                                                890
    Change in other liabilities                                                                                  6,900
                                                                                                     ------------------

Net cash provided by operating
  activities                                                                                                       415
                                                                                                     ------------------

Cash flows from investing activities:
   Capitalized acquisition costs and fees                                                                     (136,530)
                                                                                                     ------------------

Net cash used in investing activities                                                                         (136,530)
                                                                                                     ------------------

Cash flows from financing activities:
   Capital contributions                                                                                     1,418,600
   Offering expenses                                                                                           (60,680)
                                                                                                     ------------------

Net cash provided by financing activities                                                                    1,357,920
                                                                                                     ------------------

Net increase in cash and cash
  equivalents                                                                                                1,221,805

Cash and cash equivalents, beginning of period                                                                       -
                                                                                                     ------------------

Cash and cash equivalents, end of period                                                           $         1,221,805
                                                                                                     ==================

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 9, a California Limited Partnership (the "Partnership"), was formed on July 17, 2001 under the laws of the state of California, and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11 initially filed on August 16, 2001. Prior to August 3, 2001, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2062, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2002, 1,933 Units, representing subscriptions in the amount of $1,933,000 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $251,290 as of March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income Per Limited Partner Unit
-----------------------------------

Net income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended December 31, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

       Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002, the Partnership incurred acquisition fees of $135,310 which will be included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $147, as of March 31, 2002.

       Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002, the Partnership incurred acquisition costs of $38,660, which will be included in investments in limited partnerships. Accumulated amortization was $42 as of March 31, 2002.

       An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the series' investment in local limited partnerships and the series' allocable share of the amount of the mortgage loans on, and other debts related to, the apartment complexes) of the Local Limited Partnerships. There were no management fees incurred during the period ended March 31, 2002.

       A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at March 31, 2002:

                                                                                                      March 31
                                                                                                   ---------------

                                                                                                        2002
                                                                                                   ---------------

Acquisition fees payable                                                                         $         29,120
Acquisition expenses payable                                                                                8,320
Organizational, offering and selling costs payable                                                         16,640
Commissions payable                                                                                       173,970
Reimbursements for expenses paid by the General Partner or an affiliate                                       890
                                                                                                   ---------------

Total                                                                                            $        228,940
                                                                                                   ===============

NOTE 3 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 4 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2002, the Partnership had received subscriptions for 1,933 units which included subscriptions receivable of $364,000 and promissory notes of $151,500, of which all of the subscription receivables were collected and $0 of the promissory notes were collected after March 31, 2002 and prior to the issuance of these financial statements, leaving an unpaid balance of $151,500. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

From April 1, 2002 to May 2, 2002, the Partnership acquired three Local Limited Partnership interests which required capital contributions of $1,151,847. Of this amount, $410,137 has been contributed to the Local Limited Partnerships during the period from April 1, 2002 to May 2, 2002.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

From April 1, 2002 to May 2, 2002, the Partnership received subscriptions for an additional 929 Units, for which it has received $740,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr. and the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a)    Organization and Offering Expenses.  The Partnership  accrued or paid the
       General Partner or its affiliates as of March 31, 2002 approximately $251,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $135,000 as of March 31, 2002 was paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2002 the aggregate amount of acquisition fees paid or accrued was approximately $135,000.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2002, the aggregate amount of acquisition fees paid or accrued was approximately $39,000.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. There were no fees incurred for the period August 3, 2001 (date of operations commenced) through March 31, 2002.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $12,500 for the period August 3, 2001 (date operations commenced) through March 31, 2002, expended by such persons on behalf of the Partnership.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits. No Low Income Housing Credits were allocated for the period ended December 31, 2000. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the period August 3, 2001 (date operations commenced) through March 31, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)    Security Ownership of Certain Beneficial Owners
       -----------------------------------------------

       No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)    Security Ownership of Management
       ---------------------------------

       Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)    Changes in Control

       The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership
       Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

       First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13. Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheet, March 31, 2002
         Statement of Operations for the period August 3, 2001 (Date Operations
           Commenced) through March 31, 2002
         Statement of Partners' Equity for the period August 3, 2001 (Date
           Operations Commenced) through March 31, 2002
         Statement of Cash Flows for the period August 3, 2001 (Date Operations
           Commenced) through March 31, 2002
         Notes to Financial Statements

(a)(2)   Financial statement schedules:
         ------------------------------

         NONE.

(b)      Reports on Form 8-K.
         -------------------

         A Form 8-K was filed on April 23, 2002  reporting the  acquisitions  of
         Local  Limited  Partnership   Interests  under  Item  2.  No  financial
         statements were included.

(c)      Exhibits.
         --------

3.1 First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on August 18, 2001 is hereby incorporated herein by reference as Exhibit 3.1.

10.1 First amendment to the Amended and Restated Limited Partnership Agreement of Parker Estates Limited Partnership filed as exhibit 10.1 to the current report on Form 8-K dated April 23, 2002 is herein incorporated by reference as Exhibit 10.1.

10.2 First amendment to the Amended and Restated Operating Agreement of Byhalia Estates, L.P. filed as Exhibit 10.2 to the current report on Form 8-K dated April 23, 2002 is herein incorporated by reference as
         Exhibit 10.2.

10.3 Amended and Restated agreement of Limited Partnership of Preservation Partners III L.P. filed as exhibit 10.3 to the current report on Form 8-K dated April 23, 2002 is herein incorporated by reference as exhibit 10.3.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.     President - Chief Operating Officer of
WNC & Associates, Inc.

Date:  May 28, 2002



By:  /s/ Thomas J. Riha
     --------------------
Thomas J. Riha    Vice-President - Chief Financial Officer of
WNC & Associates, Inc.

Date:  May 28, 2002




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date:  May 28, 2002



By:  /s/ David N. Shafer
     -------------------
David N Shafer             Director of WNC & Associates, Inc.

Date:  May 28, 2002