Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2002-11-15
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-67670
                                                333-67682

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10





                California                                           33-0974533
                                                                     33-0974362
            (State or other jurisdiction of                    (I.R.S. Employer
           (incorporation or organization)                   Identification No.)

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
Yes    X       No
    ---------    ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 10
                        (A California Limited Partneship)
                        (A Development-Stage Enterprise)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2002





PART I. FINANCIAL INFORMATION

Series 9
--------
     Item 1. Financial Statements

             Balance Sheets,
              September 30, 2002 and March 31, 2002............................3

             Statements of Operations
              For the three months and six months ended September 30, 2002 ....4

             Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2002 .....................5

             Statement of Cash Flows
              For the six months ended September 30, 2002  ....................6

              Notes to Financial Statements....................................7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....14

     Item 4  Procedures and Controls..........................................14


Series 10
---------
Series 10 currently has no assets or liabilities and has had no operations. Accordingly no financial information is included herein for Series 10.


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................14

     Item 5.  Other...........................................................14

     Item 6.  Exhibits and Reports on Form 8-K................................14

     Signatures...............................................................15

     Certifications...........................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS





ASSETS                                                     September 30, 2002            March 31, 2002
                                                           ------------------            --------------
                                                               (unaudited)


Cash and cash equivalents                              $                 601,316   $               1,221,805
Investments in limited partnerships, net (Note 2)                      6,752,830                     173,781
Subscriptions and interest receivable                                    747,842                     364,026
                                                         ------------------------    ------------------------

                                                       $               8,101,988   $               1,759,612
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                 248,203   $                 228,940
   Other liabilities                                                           -                       6,900
   Notes payables to limited partnerships (Note 4)                     1,203,492                           -
                                                         ------------------------    ------------------------

      Total liabilities                                                1,451,695                     235,840
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                         (736)                          92
   Limited Partners (25,000 units authorized
    and 8,127 and 1,933 units issued and
    outstanding at September 30 and
     March 31, 2002)                                                   6,651,029                   1,523,680
                                                         ------------------------    ------------------------

     Total partners' equity                                            6,650,293                   1,523,772
                                                         ------------------------    ------------------------

                                                       $               8,101,988   $               1,759,612
                                                         ========================    ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three Months and Six Months Ended September 30, 2002

                                   (unaudited)



                                                    2002                      2002
                                              ------------------      ---------------------
                                                    Three                      Six
                                                   Months                     Months
                                              ------------------      ---------------------

Interest income                             $            3,515      $              10,734
                                              ------------------      ---------------------

                                                         3,515                     10,734
                                              ------------------      ---------------------

Operating expenses:
   Amortization (Note 2)                                 5,137                      7,232
   Asset management fees (Note 3)                       21,034                     32,264
   Legal and accounting                                      -                        240
   Other                                                 2,759                      2,760
                                              ------------------      ---------------------

      Total operating expenses                          28,930                     42,496
                                              ------------------      ---------------------

Loss from operations                                   (25,415)                   (31,762)

Equity in losses of
   limited partnerships (Note 2)                       (17,876)                   (14,212)
                                              ------------------      ---------------------

Net loss                                    $          (43,291)     $             (45,974)
                                              ==================      =====================

Net loss allocated to:
   General Partner                          $              (43)     $                 (46)
                                              ==================      =====================

   Limited Partners                         $          (43,248)     $             (45,928)
                                              ==================      =====================

Net loss per weighted limited
  partner unit                              $               (7)     $                  (9)
                                              ==================      =====================

Outstanding weighted limited
  partner units                                          6,462                      4,914
                                              ==================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002

                                   (unaudited)



                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2002                   $             92     $       1,523,680     $         1,523,772

Sales of Limited Partnerships units,
     net of discounts of $350                                       -             6,193,650               6,193,650
Less Limited Partnership units issued for
     promissory notes receivable                                    -              (239,000)               (239,000)
Offering expenses                                                (782)             (781,373)               (782,155)

Net loss                                                          (46)              (45,928)                (45,974)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2002     $           (736)    $       6,651,029     $         6,650,293
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended September 30, 2002

                                   (unaudited)


         Cash flows from operating activities:
           Net loss                                                      $                (45,974)
             Adjustments to reconcile net loss to net
               cash used in operating activities:
                 Amortization                                                               7,232
                 Equity in losses of limited partnerships                                  14,212
                 Change in accrued  fees and expenses due to
                    General Partner and affiliates, net                                    26,293
                                                                           ------------------------
         Net cash used by operating activities                                              1,763
                                                                           ------------------------

         Cash flows from investing activities:
             Investments in limited partnerships, net                                  (4,834,419)
             Capitalized acquisition fees                                                (514,432)
                                                                           ------------------------
         Net cash used in investing activities                                         (5,348,851)
                                                                           ------------------------

         Cash flows from financing activities:
             Sales of limited partner units                                             5,570,834
             Offering expenses                                                           (844,235)
                                                                           ------------------------
         Net cash provided by financing activities                                      4,726,599
                                                                           ------------------------

         Net increase in cash and cash equivalents                                       (620,489)

         Cash and cash equivalents, beginning of period                                 1,221,805
                                                                           ------------------------

         Cash and cash equivalents, end of period                        $                601,316
                                                                           ========================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION:
            Taxes paid                                                   $                    800
                                                                           ========================

          During the three months ended September 30, 2002, the Partnership sold limited partnership units for promissory notes totaling $239,000.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 9, (a California Limited Partnership) (the "Partnership") was formed on July 17, 2001 under the laws of the state of California and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11 initially filed on August 16, 2001. Prior to August 3, 2001, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.


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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2002, 8,127 Units, representing subscriptions in the amount of $8,127,000, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

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

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs excluding selling commissions and dealer manager fees. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,033,445 as of September 30, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2002, the Partnership has acquired limited partnership interests in 9 Local Limited Partnerships, each of which owns one Housing Complex except one that owns three, consisting of an aggregate of 322 apartment units. As of September 30, 2002, construction or rehabilitation of six of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             September 30, 2002         March 31, 2002
                                                            ---------------------      ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           173,781        $                -
Capital contributions  paid, net                                    6,037,911                         -
Capitalized acquisition fees and costs                                562,582                   173,970
Equity in loss of limited partnership                                 (14,212)                        -
Amortization of capitalized acquisition fees and costs                 (7,232)                     (189)
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $         6,752,830        $          173,781
                                                            =====================      ==================

Selected financial information for the six months ended September, 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2002
                                                                 -------------------

         Revenue                                               $           324,000
                                                                 -------------------

         Expenses:
           Interest expense                                                106,000
           Depreciation                                                     44,000
           Operating expenses                                              188,000
                                                                 -------------------
             Total expenses                                                338,000
                                                                 -------------------
         Net loss                                              $           (14,000)
                                                                 ===================
         Net loss allocable to the
              Partnership                                      $           (14,000)
                                                                 ===================
         Net loss recorded by the
              Partnership                                      $           (14,000)
                                                                 ===================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2002, the Partnership incurred acquisition fees of $568,890. Accumulated amortization of these capitalized costs was $5,877 and $147 as of September 30, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2002, the Partnership incurred acquisition costs of $162,540. Accumulated amortization of these capitalized costs was $1,480 and $42 as of September 30, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $32,264 accrued during the six months ended September 30, 2002.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2002         March 31, 2002
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $                66,570     $               29,120
       Acquisition costs payable                                              19,020                      8,320
       Organization, offering, and selling costs payable                      57,060                     16,640
       Commissions payable                                                    71,470                    173,970
       Asset management fees payable                                          32,264                          -
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                        1,819                        890
                                                                ---------------------       ---------------------

         Total                                               $               248,203     $              228,940
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,203,492 at September 30, 2002 and $0 at March 31, 2002 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of September 30, 2002, the Partnership had received subscriptions for 8,127 units which included subscriptions receivable of $746,000 and promissory notes of $390,500, of which $746,000 of the subscription receivables were collected and $0 of the promissory notes were collected after September 30, 2002 and prior to the issuance of these financial statements, leaving an unpaid balance of $390,500. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

From October 1, 2002 to November 7, 2002, the Partnership received subscriptions for additional 597 Units, for which it has received $390,000.

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

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $601,000 in cash, $746,000 in subscriptions receivable, and aggregate investments in the nine Local Limited Partnerships of $6,752,000. Liabilities at September 30, 2002 primarily consisted of $1,203,500 due to limited partnerships and $248,000 in advances and other payables due to the General Partner or affiliates.


Results of Operations

The Partnership commenced operations on August 3, 2001 and had no operations to report for September 30, 2001. As a result, there are no comparative results of operations or financial condition from prior periods to report. The Partnership's net loss for the three months ended September 30, 2002 was $(43,000). Net loss for the period ended September 30, 2002 was principally composed of asset management fees, amortization and other operating expenses and equity in equity in losses of limited partnerships offset by interest income.

The Partnership's net loss for the three months ended September 30, 2002 was $(43,000). The net loss is due to loss from operations of $(25,000) and equity in losses of limited partnerships of $(18,000). The partnership's operating expenses consisted primarily of asset management fees, amortization and other operating expenses, offset by interest income.

The Partnership's net loss for the six months ended September 30, 2002 was $(46,000). The net loss is due to loss from operations of $(32,000) and equity in losses of limited partnerships of $(14,000). The partnership's operating expenses consisted primarily of asset management fees of $32,000, amortization of $7,000, offset by interest income of $11,500.

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

Cash Flows

Net cash used during the six month period ended September 30, 2002 was $(620,000). Net cash flows used in investing activities was $(5,349,000) for the six month period ended September 30, 2002, due primarily to net capital contributions paid to Local Limited Partnerships of $4,834,000 along with net acquisition costs and fees of $(514,000). Net cash flows from financing activities of $4,727,000 during the six months ended September 30, 2002 consisted of net sales of limited partnership units of $5,571,000 less offering expense of $844,000 for the six month period ended September 30, 2002.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

Not Applicable

Item 4.  Procedures and Controls

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 5. Other Information

Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K.
              ---------------------

          1. A Form 8-K dated July 31, 2002 was filed on August 27, 2002 reporting the acquisition of a Local Limited Partnership. No financial statements were included.

               2. A Form 8-K dated August 2, 2002 was filed on August 13, 2002 reporting the acquisition of a Local Limited Partnership. No financial statements were included.

          3. A Form 8-K/A was filed on August 13, 2002 amending the Form 8-K dated May 31, 2002. Pro forma financial information respecting the acquisition was included.

          4. A Form 8-K dated August 12, 2002 was filed on August 26, 2002 reporting the acquisition of a Local Limited Partnership. No financial statements were included

          5. A Form 8-K dated August 29, 2002 was filed on August 29, 2002 reporting the acquisition of a Local Limited Partnership. No financial statements were included

          (b)  Exhibits.

          99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr., President - Chief Executive Officer of
WNC & Associates, Inc.


Date:  November 11, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice President - Chief Financial Officer of
WNC & Associates, Inc.

Date:  November 11, 2002

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

               1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND VI, L.P., SERIES 9 and WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 11, 2002


         /s/ Wilfred N. Cooper, Jr.
         -------------------
         [Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

               I,   Thomas J. Riha, certify that:

                    1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND VI, L.P., SERIES 9 and WNC HOUSING TAX CREDIT FUND VI, L.P., Series 10;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 11, 2002


         /s/ Thomas J. Riha
         ------------------
         [Signature]

         Vice-President - Chief Financial Officer of WNC & Associates, Inc.