Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2003-02-13
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

     |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-67670


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9


                    California                                    33-0974533

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets,
              December 31, 2002 and March 31, 2002.............................3

             Statements of Operations
              For the three months and nine months ended
                December 31, 2002 .............................................4

             Statement of Partners' Equity (Deficit)
              For the nine months ended December 31, 2002 .....................5

             Statement of Cash Flows
              For the nine months ended December 31, 2002  ....................6

              Notes to Financial Statements....................................7


     Item 2.  Management's Discussion and Analysis of Financial Condition ....13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......14

     Item 4.  Controls and Procedures.........................................14


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................14

     Item 5.  Other information...............................................14

     Item 6.  Exhibits and Reports on Form 8-K................................14

     Signatures...............................................................15

     Certifications...........................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                   December 31, 2002             March 31, 2002
                                                                   -----------------             --------------
                                                                    (unaudited)
ASSETS



Cash and cash equivalents                                    $              1,869,972    $              1,221,805
Investments in limited partnerships, net (Note 2)                           8,686,366                     173,781
Subscriptions and interest receivable                                         771,990                     364,026
                                                               -----------------------     -----------------------

                                                             $             11,328,328    $              1,759,612
                                                               =======================     =======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)                $                220,694    $                228,940
   Other liabilities                                                                -                       6,900
   Payables to limited partnerships (Note 4)                                1,108,132                           -
                                                               -----------------------     -----------------------

      Total liabilities                                                     1,328,826                     235,840
                                                               -----------------------     -----------------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                            (1,542)                          92
   Limited Partners (25,000 units authorized
      and 12,456 and 1,933 units issued and outstanding
      at December 31 and  March 31, 2002)                                  10,001,044                   1,523,680
                                                               -----------------------     -----------------------

     Total partners' equity                                                 9,999,502                   1,523,772
                                                               -----------------------     -----------------------

                                                             $             11,328,328    $              1,759,612
                                                               =======================     =======================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three Months and Nine Months Ended December 31, 2002

                                   (unaudited)




                                                    2002                      2002
                                              ------------------      ---------------------
                                                  Three                        Nine
                                                 Months                       Months
                                              ------------------      ---------------------

Interest income                             $            4,615      $              15,349
                                              ------------------      ---------------------

      Total income                                       4,615                     15,349
                                              ------------------      ---------------------

Operating expenses:
   Amortization (Note 2)                                 6,410                     13,642
   Asset management fees (Note 3)                       25,683                     57,947
   Legal and accounting                                  3,255                      3,495
   Other                                                 1,252                      4,012
                                              ------------------      ---------------------

      Total operating expenses                          36,600                     79,096
                                              ------------------      ---------------------

Loss from operations                                   (31,985)                   (63,747)

Equity in losses of
   limited partnerships (Note 2)                      (231,563)                  (245,775)
                                              ------------------      ---------------------

Net loss                                    $         (263,548)     $            (309,522)
                                              ==================      =====================

Net loss allocated to:
   General Partner                          $             (264)     $                (310)
                                              ==================      =====================

   Limited Partners                         $         (263,284)     $            (309,212)
                                              ==================      =====================

Net loss per weighted limited
  partner unit                              $              (26)     $                 (46)
                                              ==================      =====================

Outstanding weighted limited
  partner units                                         10,292                      6,711
                                              ==================      =====================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002

                                   (unaudited)

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2002                   $            92     $        1,523,680     $         1,523,772

Sales of Limited Partnerships units,
     net of discounts of $4,815                                    -             10,518,185              10,518,185
Less Limited Partnership units issued for
     promissory notes receivable                                   -               (408,992)               (408,992)
Offering expenses                                             (1,324)            (1,322,617)             (1,323,941)

Net loss                                                        (310)              (309,212)               (309,522)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2002      $        (1,542)     $      10,001,044     $         9,999,502
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                   For the Nine Months Ended December 31, 2002

                                   (unaudited)


         Cash flows from operating activities:
           Net loss                                                      $                (309,522)
             Adjustments to reconcile net loss to net
               cash used in operating activities:
                 Amortization                                                               13,642
                 Equity in losses of limited partnerships                                  245,775
                 Change in accrued  fees and expenses due to
                    General Partner and affiliates, net                                     43,563
                                                                           ------------------------
         Net cash used by operating activities                                              (6,542)
                                                                           ------------------------

         Cash flows from investing activities:
             Investments in limited partnerships, net                                   (6,699,589)
             Capitalized acquisition fees                                                 (931,321)
                                                                           ------------------------
         Net cash used in investing activities                                          (7,630,910)
                                                                           ------------------------

         Cash flows from financing activities:
             Sales of limited partner units                                              9,701,227
             Offering expenses                                                          (1,415,608)
                                                                           ------------------------
         Net cash provided by financing activities                                       8,285,619
                                                                           ------------------------

         Net increase in cash and cash equivalents                                         648,167

         Cash and cash equivalents, beginning of period                                  1,221,805
                                                                           ------------------------

         Cash and cash equivalents, end of period                        $               1,869,972
                                                                           ========================

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION:
            Taxes paid                                                   $                     800
                                                                           ========================

         During the nine months ended December 31, 2002, the Partnerships sold limited partnership units for promissory notes totaling $580,000.

   See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnerships's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2002, 12,456 Units, representing subscriptions in the amount of $12,451,185, net of dealer discounts of $3,290 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale orrefinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs excluding selling commissions and dealer manager fees. Offering expenses will be reflected as a reduction of limited partners' capital and amounted to $1,575,231 as of December 31, 2002.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2002, the Partnership has acquired limited partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex except one that owns three, consisting of an aggregate of 394 apartment units. As of December 31, 2002, construction or rehabilitation of four of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             December 31, 2002          March 31, 2002
                                                            ---------------------      ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $            173,781        $               -
Capital contributions  paid, net                                     6,699,589                        -
Capital contributions  payable                                       1,108,132                        -
Capitalized acquisition fees and costs                                 964,281                  173,970
Equity in loss of limited partnership                                 (245,775)                       -
Amortization of capitalized acquisition fees and costs                 (13,642)                    (189)
                                                            ---------------------      ------------------

Investments in limited partnerships, end of period        $         8,686,366        $          173,781
                                                            =====================      ==================

Selected financial information for the nine months ended December, 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2002
                                                                 -------------------
         Revenue                                               $           961,000
                                                                 -------------------

         Expenses:
           Interest expense                                                360,000
           Depreciation                                                    155,000
           Operating expenses                                              692,000
                                                                 -------------------
             Total expenses                                              1,207,000
                                                                 -------------------
         Net loss                                              $          (246,000)
                                                                 ===================
         Net loss allocable to the
              Partnership                                      $          (246,000)
                                                                 ===================
         Net loss recorded by the
              Partnership                                      $          (246,000)
                                                                 ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002, the Partnership incurred acquisition fees of $871,920. Accumulated amortization of these capitalized costs was $11,042 and $147 as of December 31, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002, the Partnership incurred acquisition costs of $249,120. Accumulated amortization of these capitalized costs was $2,676 and $42 as of December 31, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $57,947 accrued during the nine months ended December 31, 2002. The Partnership paid the General Partner or its affiliates $10,000 of these fees during the nine months ended December 31, 2002.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 December 31, 2002          March 31, 2002
                                                                ---------------------       ---------------------

       Acquisition fees payable                              $                54,600     $               29,120
       Acquisition costs payable                                              15,800                      8,320
       Organization, offering, and selling costs payable                      23,400                     16,640
       Commissions payable                                                    75,543                    173,970
       Asset management fees payable                                          47,947                          -
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                        3,404                        890
                                                                ---------------------       ---------------------

         Total                                               $               220,694     $              228,940
                                                                =====================       =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,108,132 at December 31, 2002 and $0 at March 31, 2002 represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of December 31, 2002, the Partnership had received subscriptions for 12,456 units which included subscriptions receivable of $768,250 and promissory notes of $560,492, of which $768,250 of the subscriptions receivables were collected after December 31, 2002 and prior to the issuance of these financial statements, leaving an unpaid balance of $560,492. Limited partners who subscribed for ten or more units of limited partner interests ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

From January 1 to February 11 2003, the Partnership received subscriptions for additional 557 Units, for which it has received $160,000.

Item 2. Management's Discussion And Analysis Of Financial Condition

Forward-Looking Statements

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

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $1,870,000 in cash, $768,000 in subscriptions receivable, and aggregate investments in the ten Local Limited Partnerships of $8,686,000. Liabilities at December 31, 2002 primarily consisted of $1,108,000 due to limited partnerships and $221,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on August 3, 2001 and had no operations to report for December 31, 2001. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the three months ended December 31, 2002 was $(264,000). The net loss is due to loss from operations of $(32,000) and equity in losses of limited partnerships of $(232,000). The partnership's operating expenses consisted primarily of asset management fees, amortization and other operating expenses, offset by interest income.

The Partnership's net loss for the nine months ended December 31, 2002 was $(310,000). The net loss is due to loss from operations of $(64,000) and equity in losses of limited partnerships of $(246,000). The partnership's operating expenses consisted primarily of asset management fees of $58,000 and amortization of $14,000, which was offset by interest income of $15,000.

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

Cash Flows

Net increase in cash during the nine-month period ended December 31, 2002 was $648,000. Net cash flows used in investing activities was $(7,631,000) for the nine-month period ended December 31, 2002, due primarily to net capital contributions paid to Local Limited Partnerships of $(6,700,000) along with net acquisition costs and fees of $(931,000). Net cash flows from financing activities of $8,286,000 during the nine months ended December 31, 2002 consisted of net sales of limited partnership units of $9,701,000, offset by offering expenses of $1,416,000 for the nine month period ended December 31, 2002.


Item 3: Quantitative and Qualitative Disclosures Above Market Risk

Not Applicable


Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partnership's management, including the General Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 5. Other Information

Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.

     1. A Form 8-K/A was filed on October 11, 2002 amending the Form 8-K dated August 2, 2002. Pro forma financial information relating to the acquisition was included.

     2. A Form 8-K/A was filed on October 11, 2002 amending the Form 8-K dated August 12, 2002. Pro forma financial information relating to the acquisition was included.

     3. A Form 8-K/A was filed on October 11, 2002 amending the Form 8-K dated August 29, 2002. Pro forma financial information relating to the acquisition was included.

     4. A Form 8-K/A was filed on October 11, 2002 amending the Form 8-K dated July 31, 2002. Pro forma financial information relating to the acquisition was included.

     5. A Form 8-K dated December 6, 2002 was filed on December 20, 2002 reporting the acquisition of a Local Limited Partnership. No financial statements were included.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
----------------------------------------------

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President - Chief Executive Officer of WNC & Associates, Inc.

Date:  February 11 2003



By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 11 2003

                                 CERTIFICATIONS

I, Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11 2003


/s/ Wilfred N. Cooper, Jr.
--------------------------

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I, Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11 2003


/s/Thomas J. Riha
-----------------


Vice-President - Chief Financial Officer of WNC & Associates, Inc.