Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2003-09-08
CIK 1156445

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2003

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
Yes    X    No
   -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <060>o<048><057><057><062>

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on August 16, 2001, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Such offering is closed. As of March 31, 2003, the Partnership had received and accepted subscriptions for 15,325 Units in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, of which $486,293 was represented by outstanding promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated July 17, 2001 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in ten Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Los Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. No properties in the Partnership have been selected.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the ten Housing Complexes as the dates and for the periods indicated:


                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                    Crane & Fowler
                                    Investments,
505 West Main        Vermillion,    L.L.C. & Sioux Falls
Limited              South          Environmental
Partnership          Dakota         Access, Inc.          $  761,000      $ 685,000        40       23%   $ 1,087,000    $ 1,806,000

Byhalia              Byhalia,
Estates, L.P.        Mississippi    SEMC, Inc.               244,000        183,000        25      100%       349,000        591,000

Calico                              River Valley
Terrace              Calico         Planning &
Limited              Rock,          Development
Partnership          Arkansas       Corp.                    452,000        312,000        29       83%       646,000      1,326,000

McPherson
Housing
Associates                          ERC
Limited              McPherson,     Properties,
Partnership          Kansas         Inc                    1,770,000      1,695,000        72       99%     2,704,000      2,157,000

                     Morris,
Mendota I,           Illinois       Affordable
L.P. an              and Mendota,   Housing
Illinois             Illinois and   Development
limited              Plano,         Fund,
partnership          Illinois       Inc.                   1,701,000      1,616,000        96       98%     2,308,000      2,748,000

North Davison
Partners 99                         Crane &
Limited                             Fowler
Partnership,                        Investments,
a South                             L.L.C. &
Dakota               Mitchell,      Sioux Falls
Limited              South          Environmental
Partnership          Dakota         Access, Inc.             482,000        410,000        20        0%       688,000        673,000

                                    Curtis G.
Oakview                             Carlson
Terrace                             Co., Inc., M.F.
Townhomes            North          Carlson Co.,
Limited              Branch,        Inc., Robert B.
Partnership          Minnesota      Carlson                1,108,000        997,000        24        0%     1,583,000        441,000

Parker
Estates, L.P.,
a Mississippi
limited              Sunflower,     SEMC,
partnership          Mississippi    Inc.                     328,000        246,000        32      100%       469,000        939,000

Preservation
Partners III
Limited
Partnership,                        Affordable
an Illinois                         Housing
limited              Monmouth,      Development
partnership          Illinois       Fund, Inc.               579,000        492,000        32       88%       827,000        821,000

Saw Mill
Creek II
Limited
Dividend
Housing
Association
Limited
Partnership,                        Raymond
a Michigan                          T. Cato &
limited              Vicksburg,     Christopher
partnership          Michigan       R. Cato                  383,000        322,000        24       92%       547,000      1,172,000
                                                          ----------     ----------       ---       ---   -----------    -----------

                                                          $7,808,000     $6,958,000       394       68%   $11,208,000    $12,674,000
                                                          ==========     ==========       ===       ===   ===========    ===========



                                       -------------------------------------------------------------
                                                      For the year ended December 31, 2002
                                       -------------------------------------------------------------
                                                                                     Low Income
                                                                                    Housing Credits
                                                                                     Allocated to
           Partnership Name                Rental Income     Net Income (Loss)       Partnership
----------------------------------------------------------------------------------------------------
505 West Main Limited Partnership                  $ 208,000          $ (74,000)             99.98%

Byhalia Estates, L.P.                                101,000                  -              99.98%

Calico Terrace Limited Partnership                    64,000              6,000              99.98%

McPherson Housing Associates Limited
Partnership                                          199,000           (142,000)             99.98%

Mendota I, L.P. an Illinois limited
partnership                                          478,000              30,000             99.98%

North Davison Partners 99 Limited
Partnership                                          104,000            (22,000)             99.98%

Oakview Terrace Townhomes Limited
Partnership                                               -               3,000              99.98%

Parker Estates, L.P., a Mississippi
limited partnership                                  118,000            (26,000)             99.98%

Preservation Partners III Limited
Partnership, an Illinois limited
partnership                                           99,000             11,000              99.98%

Saw Mill Creek II Limited Dividend
Housing Association Limited
Partnership, a Michigan limited
partnership                                           63,000            (41,000)             99.98%
                                                ------------         -----------
                                                $  1,434,000         $ (255,000)
                                                ============         ===========

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

(b)  At March 31, 2003, there were 797 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-67670) which was declared effective on November 14, 2001. As of March 31, 2003, the Partnership had received subscriptions for 15,325 Units, for an aggregate amount of capital contributions of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525. At March 31, 2003, approximately $1,983,000 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,064,000 which were paid or were to be paid to non-affiliates. At March 31, 2003, approximately $13,333,000 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------

Acquisition Fees through 3/31/2003                        $      1,073,000   $              -    $      1,073,000
Acquisition Costs through 3/31/2003                                306,000                  -             306,000
Reserves or cash available to be invested                                -         11,954,000          11,954,000
                                                            ---------------    ---------------     ---------------

Total                                                     $      1,379,000   $     11,954,000    $     13,333,000
                                                            ===============    ===============     ===============

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                       March 31
                                                                          -----------------------------------

                                                                               2003                2002
                                                                          ---------------     ---------------

ASSETS

Cash and cash equivalents                                               $      4,521,172    $      1,221,805
Subscriptions and notes
  receivable                                                                       3,226             364,026
Investments in L.P.                                                            8,870,849             173,781
                                                                          ---------------     ---------------

                                                                        $     13,395,247    $      1,759,612
                                                                          ===============     ===============
LIABILITIES

Payables to limited partnerships                                        $        849,320    $              -
Accrued fees and expenses due to
  general partner and affiliates                                                 115,557             228,940
Other liabilities                                                                      -               6,900

PARTNERS' EQUITY (DEFICIT)                                                    12,430,370           1,523,772
                                                                          ---------------     ---------------

                                                                        $     13,395,247    $      1,759,612
                                                                          ===============     ===============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                               For the period
                                                                                               from August 3,
                                                                                                 2001 (date
                                                                          For the year          operations
                                                                               ended            commenced) to
                                                                          March 31, 2003       March 31, 2002
                                                                          ----------------     ----------------

Loss from operations                                                    $        (100,573)   $          (7,538)
Equity in losses of limited partnerships                                         (309,076)                   -
                                                                          ----------------     ----------------

Net loss                                                                $        (409,649)   $          (7,538)
                                                                          ================     ================

Net loss allocated to:
  General partner                                                       $            (410)   $              (8)
                                                                          ================     ================

  Limited partners                                                      $        (409,239)   $          (7,530)
                                                                          ================     ================

Net loss  per limited partner
  unit                                                                  $          (47.38)   $         (188.25)
                                                                          ================     ================
Outstanding weighted limited
  partner units                                                                     8,638                   40
                                                                          ================     ================



                                                                                                     For the period
                                                                                                     from August 3,
                                                                                                       2001 (date
                                                                                For the year           operations
                                                                                    ended              commenced) to
                                                                                March 31, 2003        March 31, 2002
                                                                                ----------------     ----------------
Net cash provided by (used in):
  Operating activities                                                          $        (84,436)   $             415
  Investing activities                                                                (8,218,332)            (136,530)
  Financing activities                                                                11,602,135            1,357,920
                                                                                  ---------------     ----------------

Net change in cash and cash
  equivalents                                                                          3,299,367            1,221,805

Cash and cash equivalents,
  beginning of period                                                                  1,221,805                    -
                                                                                  ---------------     ----------------

Cash and cash equivalents, end
  of period                                                                     $      4,521,172    $       1,221,805
                                                                                  ===============     ================

Low Income Housing Credit per Unit was as follows for the year and period ended December 31:

                                                                                       2002                2001
                                                                                  ---------------     ----------------

Federal                                                                         $             38    $               -
State                                                                                          -                    -
                                                                                  ---------------     ----------------

Total                                                                           $             38    $               -
                                                                                  ===============     ================

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses its most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $4,521,000 in cash, $3,000 in interest receivable, aggregate investments in the ten Local Limited Partnerships of $8,871,000. Liabilities at March 31, 2003 consisted of $116,000 in advances and other payables due to the General Partner or affiliates and $849,000 in contributions payable to limited partnerships.

The Partnership offered Units for sale to the public until February 28, 2003, at which time total limited partner capital of $15,316,125 net of dealer and volume discounts of $8,875 was raised.

Results of Operations

Year Ended March 31, 2003 Compared to Period Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(410,000), reflecting an increase of $(402,000) from the net loss of $(8,000) experienced for the period ended March 31, 2002. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(309,000) for the year ended March 31, 2003 from $(0) for the period ended March 31, 2002 along with an increase in loss from operations of $93,000. Equity in losses of limited partnerships increased from prior year due to the investment in ten Local Limited Partnerships which own twelve apartment complexes, ten of which have completed construction and started operations. Loss from operations increased due to increase of asset management fees as the fund became operational.

Period Ended March 31, 2002. The Partnership commenced operations on August 3, 2001. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the period ended March 31, 2002 was principally composed of interest income, offset by amortization and other operating expenses. Accordingly, there were no Low Income Housing Credits available for allocation to the partners.

The two periods are not comparable as minimal operations occurred during the period ended March 31, 2002.

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Period Ended March 31, 2002. Net cash provided during the year ended March 31, 2003 was $3,299,000 compared to net cash provided for the period ended March 31, 2002 of $1,222,000. The change was primarily due to a $10,244,000 increase in cash provided by financing activities net of expenses due to the sale of units, offset by an increase of $(8,082,000) of cash used in investing activities, for capital contributions paid to Local Limited Partnerships and payments for capitalized acquisition costs and fees.

Period Ended March 31, 2002. Cash flows provided by operating activities for the period ended March 31, 2002 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended March 31, 2002, primarily consisted of proceeds from the sale of Units of $1,419,000, net of promissory notes of $151,000, subscriptions receivable of $364,000, and offering expenses paid of $61,000.

Cash flows used in investing activities for the period ended March 31, 2002 consisted of capitalized acquisition fees and costs totaling $137,000.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                    2004         2005        2006        2007        2008      Thereafter     Total

                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------

Asset Management Fees           $    73,630  $   102,732 $   102,732 $   102,732 $  102,732 $   5,547,528 $  6,032,086
Capital Contributions Payable
   to Lower Tier Partnerships       849,320            -           -           -          -             -      849,320
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Total contractual cash
   obligations                  $   922,950  $   102,732 $   102,732 $   102,732 $  102,732 $   5,547,528 $  6,881,406
                                  ==========   ==========  ==========  ==========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2062. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2062. Amounts due to the General Partner as of March 31, 2003 have been included in the 2004 column.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 6 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. All of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 50% and 0% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 100% and 0% of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                               /s/ BDO SEIDMAN, LLP




Costa Mesa, California
June 23, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                            March 31,
                                                                                   -----------------------------
                                                                                       2003            2002
                                                                                   -------------   -------------
ASSETS

Cash and cash equivalents                                                        $    4,521,172  $    1,221,805
Subscriptions and notes receivable (Note 7)                                               3,226         364,026
Investments in limited partnerships (Notes 2 and 3)                                   8,870,849         173,781
                                                                                   -------------   -------------

                                                                                 $   13,395,247  $    1,759,612
                                                                                   =============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                                     $      849,320  $            -
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                                    115,557         228,940
   Other liabilities                                                                          -           6,900
                                                                                   -------------   -------------

     Total liabilities                                                                  964,877         235,840
                                                                                   -------------   -------------

Commitments and contingencies

Partners' equity (deficit) (Note 6)
   General partner                                                                       (1,122)             92
   Limited partners (25,000 units authorized, 15,325 and 1,933 units
     outstanding at March 31, 2003 and 2002, respectively)                           12,431,492       1,523,680
                                                                                   -------------   -------------

     Total partners' equity                                                          12,430,370       1,523,772
                                                                                   -------------   -------------

                                                                                 $   13,395,247  $    1,759,612
                                                                                   =============   =============

                 See accompanying notes to financial statements
                                       17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


                                                                                                        For The Period
                                                                                                         August 3,
                                                                                                         2001 (Date
                                                                                                         Operations
                                                                                  For the Year           Commenced)
                                                                                 Ended March 31,          through
                                                                                      2003             March 31, 2002
                                                                                ---------------------------------------

Interest income                                                               $            18,207   $              441
Other income                                                                                2,000                    -
                                                                                ------------------    -----------------

                                                                                           20,207                  441
                                                                                ------------------    -----------------

Operating expenses:
   Amortization (Notes 2 and 3)                                                            24,068                  189
   Asset management fees (Note 3)                                                          83,630                    -
   Legal and accounting                                                                     5,595                7,635
   Other                                                                                    7,487                  155
                                                                                ------------------    -----------------

    Total operating expenses                                                              120,780                7,979
                                                                                ------------------    -----------------

Loss from operations                                                                     (100,573)              (7,538)
Equity in losses of limited partnerships (Note 2)                                        (309,076)                   -
                                                                                 ------------------    -----------------

Net loss                                                                      $          (409,649) $            (7,538)
                                                                                ==================    =================

Net loss allocated to:
   General partner                                                            $              (410) $                (8)
                                                                                ==================    =================

   Limited partners                                                           $          (409,239) $            (7,530)
                                                                                ==================    =================

Net loss per limited partnership unit                                         $            (47.38) $           (188.25)
                                                                                ==================    =================

Outstanding weighted limited partner units                                                  8,638                   40
                                                                                ==================    =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


                                                               General             Limited
                                                               Partner            Partners             Total
                                                            ---------------     --------------     ---------------

Contribution from General Partner and initial limited
   partner on August 3, 2001                              $            100    $         1,000    $          1,100

Sale of limited partnership units                                        -          1,933,000           1,933,000

Sale of limited partnership units issued for
   promissory notes receivable (Note 6)                                  -           (151,500)           (151,500)

Offering expenses                                                        -           (251,290)           (251,290)

Net loss                                                                (8)            (7,530)             (7,538)
                                                            ---------------     --------------     ---------------

Partners' equity at March 31, 2002                                      92          1,523,680           1,523,772

Sale of limited partnership units (net of discounts
   of $8,875)                                                            -         13,383,125          13,383,125

Sale of limited partnership units issued for
   promissory notes receivable (Note 6)                                  -           (539,793)           (539,793)

Collection of promissory notes receivable                                -            205,000             205,000

Offering expenses                                                     (804)        (1,731,281)         (1,732,085)

Net loss                                                              (410)          (409,239)           (409,649)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2003              $         (1,122)   $    12,431,492    $     12,430,370
                                                            ===============     ==============     ===============

                 See accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002



                                                                                                       For The Period
                                                                                                       August 3, 2001
                                                                                                           (Date
                                                                                                         Operations
                                                                                 For the year            Commenced)
                                                                                ended March 31,           through
                                                                                     2003              March 31, 2002
                                                                               ------------------     -----------------

Cash flows from operating activities:
   Net loss                                                                  $          (409,649)   $           (7,538)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
    Amortization                                                                          24,068                   189
    Equity in losses of limited partnerships                                             309,076                     -
    Change in interest receivable                                                         (3,200)                  (26)
    Change in due to general partner and affiliates                                        2,169                   890
    Change in other liabilities                                                           (6,900)                6,900
                                                                               ------------------     -----------------

Net cash provided by (used in) operating
  activities                                                                             (84,436)                  415
                                                                               ------------------     -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                           (6,958,401)                    -
   Capitalized acquisition costs and fees                                             (1,259,931)             (136,530)
                                                                               ------------------     -----------------

Net cash used in investing activities                                                 (8,218,332)             (136,530)
                                                                               ------------------     -----------------

Cash flows from financing activities:
   Capital contributions                                                              13,412,332             1,418,600
   Offering expenses                                                                  (1,810,197)              (60,680)
                                                                               ------------------     -----------------

Net cash provided by financing activities                                             11,602,135             1,357,920
                                                                               ------------------     -----------------

Net increase in cash and cash
  equivalents                                                                          3,299,367             1,221,805

Cash and cash equivalents, beginning of period                                         1,221,805                     -
                                                                               ------------------     -----------------

Cash and cash equivalents, end of period                                     $         4,521,172    $        1,221,805
                                                                               ==================     =================
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                                $               800    $                -
                                                                               ==================     =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2003, 15,325 Units, representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in income and equity in losses of limited partnerships for the year and period ended March 31, 2003 and 2002 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership.
Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,983,375 and $251,290 as of March 31, 2003 and 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the year and period ended March 31, 2003 and 2002, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in ten Local Limited Partnerships, each of which owns one Housing Complex except for one that owns three Housing Complexes consisting of an aggregate of 394 apartment units. As of March 31, 2003, four of the Housing Complexes were under construction or rehabilitation. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2003 and 2002 are approximately $2,398,000 and $174,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002



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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                        For the Years Ended
                                                                                             March 31
                                                                                   ------------------------------
                                                                                       2003            2002
                                                                                   -------------   --------------

Investments per balance sheet, beginning of period                               $      173,781  $             -
Capital contributions paid, net                                                       6,958,602                -
Capital contributions payable                                                           849,119                -
Equity in losses of limited partnerships                                               (309,076)               -
Acquisition fees and costs                                                            1,222,491          173,970
Amortization of capitalized acquisition fees and costs                                  (24,068)            (189)
                                                                                   -------------   --------------

Investments per balance sheet, end of period                                     $    8,870,849  $       173,781
                                                                                   =============   ==============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the year then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                                       2002
                                                                                                  ---------------

ASSETS

Land                                                                                            $        573,000
Buildings and improvements, net of accumulated depreciation of $409,000                               20,714,000
Other assets                                                                                           1,079,000
                                                                                                  ---------------

                                                                                                $     22,366,000
                                                                                                  ===============

LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                                         $     12,675,000
Due to related parties                                                                                 1,377,000
Other liabilities                                                                                        757,000
                                                                                                  ---------------

                                                                                                      14,809,000
                                                                                                  ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 9                                                         6,473,000
Other partners                                                                                         1,084,000
                                                                                                  ---------------

                                                                                                       7,557,000
                                                                                                  ---------------

                                                                                                $     22,366,000
                                                                                                  ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                        2002
                                                                                                   ---------------

Revenues                                                                                         $      1,490,000
                                                                                                   ---------------

Expenses:
  Operating expenses                                                                                    1,070,000
  Interest expense                                                                                        247,000
  Depreciation and amortization                                                                           430,000
                                                                                                   ---------------

Total expenses                                                                                          1,747,000
                                                                                                   ---------------

Net loss                                                                                         $       (255,000)
                                                                                                   ===============

Net loss allocable to the Partnership                                                            $       (255,000)
                                                                                                   ===============

Net loss recorded by the Partnership                                                             $       (309,000)
                                                                                                   ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2003 and 2002, the Partnership incurred acquisition fees of $1,072,750 and $135,310, respectively, which will be included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $19,010 and $147, respectively, as of March 31, 2003 and 2002, respectively.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2003 and 2002, the Partnership incurred acquisition costs of $306,500 and $38,660, respectively, which will be included in investments in limited partnerships. Accumulated amortization was $4,991 and $42 as of March 31, 2003 and 2002, respectively.

          An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the series' investment in local limited partnerships and the series' allocable share of the amount of the mortgage loans on, and other debts related to, the apartment complexes) of the Local Limited Partnerships. Management fees of $83,630 and $0 were incurred during the year and period ended March 31, 2003 and 2002, respectively, of which $10,000 was paid during the year ended March 31, 2003.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General  Partner and affiliates  consist of the following at:

                                                                                            March 31
                                                                                ----------------------------------

                                                                                     2003               2002
                                                                                ---------------    ---------------

Acquisition fees payable                                                      $              -   $         29,120
Acquisition expenses payable                                                                 -              8,320
Asset management fees payable                                                           73,630                  -
Organizational, offering and selling costs payable                                         200             16,640
Commissions payable                                                                     38,668            173,970
Reimbursements for expenses paid by the General Partner or an affiliate                  3,059                890
                                                                                ---------------    ---------------

                                                                              $        115,557   $        228,940
                                                                                ===============    ===============

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended March 31, 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          7,000    $          4,000   $          5,000    $          4,000

Operating expenses                             (14,000)            (29,000)           (37,000)            (41,000)

Equity in gains/(losses) of
     limited partnerships                        4,000             (18,000)          (232,000)            (63,000)

Net loss                                        (3,000)            (43,000)          (264,000)           (100,000)

Loss available to limited partners              (3,000)            (43,000)          (263,000)           (100,000)

Loss available per limited
     partner unit                                   (1)                 (7)               (26)                (13)


NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2002, the Partnership had received subscriptions for 1,933 units which included subscriptions receivable of $364,000 and promissory notes of $151,500. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date. During the year ended March 31, 2003, the subscriptions receivable were collected in full. In addition $136,500 of the promissory notes outstanding at March 31, 2002 were collected in full.

From April 1, 2002 through February 2003, the date of closing the fund, the Partnership received subscriptions for an additional 13,392 units, which included promissory notes of $539,793 for which it has received net cash totaling $12,911,832. Promissory notes in the amount of $486,293 were outstanding at March 31, 2003.

NOTE 8 - SUBSEQUENT EVENTS UNAUDITED
------------------------------------

In July 2003, the Partnership acquired limited partnership interest in two Local Limited Partnerships for an aggregate amount of $3,584,788. Payments in the amount of $2,839,772 were made to these Local Limited Partnerships by the Partnership subsequent to year-end.


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  57,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates. He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings

     Inapplicable.

(g)  Promoters and Control Persons

     Inapplicable.

(h)  Audit Committee Financial Expert

     Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2003 and 2002 approximately $1,983,000 and $251,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,064,000 and $135,000 as of March 31, 2003 and 2002 was paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2003 and 2002 the aggregate amount of acquisition fees paid or accrued was approximately $1,073,000 and $135,000.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2003 and 2002, the aggregate amount of acquisition fees paid or accrued was approximately $306,000 and $39,000.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $84,000 were incurred for the year ended March 31, 2003, and no fees were incurred for the period August 3, 2001 (date of operations commenced) through March 31, 2002.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $16,000 and $12,500 for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits. No Low Income Housing Credits were allocated for the period ended December 31, 2000. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2003 and during the period August 3, 2001 (date operations commenced) through March 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control

     The management and control of the General Partner and of Associates may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13. Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2003 and 2002
         Statements of Operations for the year ended March 31, 2003 and for the period August 3, 2001 (Date Operations Commenced) through March 31, 2002
         Statements of Partners' Equity (Deficit) for the year ended March 31,
             2003 and for the period August 3, 2001 (Date Operations Commenced) through March 31, 2002
         Statements of Cash Flows for the year ended March 31, 2003 and for the period August 3, 2001 (Date Operations Commenced) through March 31, 2002
          Notes to Financial Statements

(a)(2)    Financial statement schedules:

          Report of Independent Certified Public Accountants on Financial Statement Schedules
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.

          NONE.

(c)       Exhibits.

3.1 First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on August 18, 2001 is hereby incorporated herein by reference as Exhibit 3.1.

10.1 Amended and Restated Operating Agreement of Byhalia Estates, L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated April 1, 2002 is herein incorporated by reference as Exhibit 10.1.

10.2 First amendment to the Amended and Restated Operating Agreement of Byhalia Estates, L.P. filed as Exhibit 10.2 to the current report on Form 8-K dated April 1, 2002 is herein incorporated by reference as
          Exhibit 10.2.

10.3 Amendment to the Amended and Restated Limited Partnership Agreement of Parker Estates Limited Partnership filed as exhibit 10.21 to the current report on Form 8-K dated April 1, 2002 is herein incorporated by reference as Exhibit 10.3.

10.4 First amendment to the Amended and Restated Limited Partnership Agreement of Parker Estates Limited Partnership filed as exhibit 10.4 to the current report on Form 8-K dated April 23, 2002 is herein incorporated by reference as Exhibit 10.4.

10.5 Amended and Restated agreement of Limited Partnership of Preservation Partners III L.P. filed as exhibit 10.1to the current report on Form 8-K dated April 10, 2002 is herein incorporated by reference as exhibit 10.5.

10.6 Amended and Restated agreement of Limited Partnership of Saw Mill Creek II Limited Dividend Housing Association Limited Partnership. filed as exhibit 10.3 to the current report on Form 8-K dated June 5, 2002 is herein incorporated by reference as exhibit 10.5.

10.7 First Amendment to the Amended and Restated agreement of Limited Partnership of Saw Mill Creek II Limited Dividend Housing Association Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated June 5, 2002 is herein incorporated by reference as exhibit 10.7.

10.8 Amended and Restated agreement of Limited Partnership of Mendota I Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated May 31, 2002 is herein incorporated by reference as exhibit 10.8.

10.9 Amended and Restated agreement of Limited Partnership of Calico Terrace Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated July 24, 2002 is herein incorporated by reference as exhibit 10.9.

10.10 First Amendment to the Amended and Restated agreement of Limited Partnership of Calico Terrace Limited Partnership. filed as exhibit
          10.2 to the current report on Form 8-K dated July 24, 2002 is herein incorporated by reference as exhibit 10.10.

10.11 Second Amended and Restated agreement of Limited Partnership of Oakview Terrace Townhomes Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated August 8, 2002 is herein incorporated by reference as exhibit 10.11.

10.12 First Amendment to the Second Amended and Restated agreement of Limited Partnership of Oakview Terrace Townhomes Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated August 8, 2002 is herein incorporated by reference as exhibit 10.12.

10.13 Amended and Restated agreement of Limited Partnership of 505 West Main Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 10.13.

10.14 First Amendment to the Amended and Restated agreement of Limited Partnership of 505 West Main Limited Partnership. filed as exhibit
          10.2 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 10.14.

10.15 Amended and Restated agreement of Limited Partnership of North Davison Partners 99 Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 10.15.

10.16 First Amendment to the Amended and Restated agreement of Limited Partnership of North Davison Partners 99 Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 10.16.

10.17 Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 10.17.

10.18 First Amendment to the Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 10.18.

10.19 Second Amendment to the Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.3 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 10.19

10.20 Third Amendment to the Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.4 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 10.20.

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial Statements of McPherson Housing Associates, L.P. as of and for the year ended December 31, 2002 together with the independent auditors' report thereon; a significant subsidiary of the partnership. (filed herewith)

(d) Financial Statement schedule follow, as set forth in subsection (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9


The audits referred to in our report dated June 23, 2003 relating to the 2003 and 2002 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules, listed in Item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                          /s/  BDO SEIDMAN, LLP


Costa Mesa, California
June 23, 2003

WNC Housing Tax Credit Fund VI L.P., Series 9
Schedule III
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
505 West Main             Vermillion,
Limited                   South
Partnership               Dakota               $ 761,000      $ 685,000      $ 1,806,000     $ 3,891,000   $ (49,000)    $ 3,842,000

Byhalia
Estates,                  Byhalia,
L.P.                      Mississippi            244,000        183,000          591,000         967,000     (24,000)        943,000

Calico Terrace            Calico
Limited                   Rock,
Partnership               Arkansas               452,000        312,000        1,326,000       1,730,000     (11,000)      1,719,000

McPherson
Housing
Associates
Limited                   McPherson,
Partnership               Kansas               1,770,000      1,695,000        2,157,000       3,930,000     (83,000)      3,847,000

                          Morris,
                          Illinois and
Mendota I, L.P.           Mendota,
an Illinois               Illinois
limited                   and Plano
partnership               Illinois             1,701,000      1,616,000        2,749,000       4,481,000    (112,000)      4,369,000

North Davison
Partners 99               Mitchell,
Limited                   South
Partnership               Dakota                 482,000        410,000          673,000         949,000     (11,000)        938,000

Oakview
Terrace
Townhomes                 North
Limited                   Branch,
Partnership               Minnesota            1,108,000        997,000          441,000       1,436,000           -       1,436,000

Parker
Estates, L.P., a
Mississippi
limited                   Sunflower,
partnership               Mississippi            328,000        246,000          939,000       1,363,000     (37,000)      1,326,000

Preservation
Partners III
Limited
Partnership,
an Illinois
limited                   Monmouth,
partnership               Illinois               579,000        492,000          821,000       1,362,000     (29,000)      1,333,000

Saw Mill Creek
II Limited
Dividend
Housing
Association
Limited
Partnership, a
Michigan
limited                   Vicksburg,
partnership               Michigan               383,000        322,000        1,172,000       1,587,000     (53,000)      1,534,000
                                              ----------    -----------     ------------    ------------  -----------   ------------

                                              $7,808,000    $ 6,958,000     $ 12,675,000    $ 21,696,000  $ (409,000)   $ 21,287,000
                                              ==========    ===========     ============    ============  ===========   ============

WNC Housing Tax Credit Fund VI, Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships

                               --------------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                               --------------------------------------------------------------------------------------------
                                                                            Year                             Estimated
                                                                          Investment                        Useful Life
       Partnership Name            Rental Income          Net Income(Loss) Acquired      Status                (Years)
---------------------------------------------------------------------------------------------------------------------------
505 West Main Limited
Partnership                                 $ 208,000        $ (74,000)      2002      Completed                 40

Byhalia Estates, L.P.                         101,000                -       2002      Completed                 40

Calico Terrace Limited
Partnership                                    64,000            6,000       2002      Under construction        25

McPherson Housing Associates
Limited Partnership                           199,000         (142,000)      2002      Completed                 40

Mendota I, L.P. an Illinois
limited partnership                           478,000           30,000       2002      Completed                 40

North Davison Partners 99
Limited Partnership                           104,000          (22,000)      2002      Under construction        30

Oakview Terrace Townhomes
Limited Partnership                                 -            3,000       2002      Under construction         0

Parker Estates, L.P., a
Mississippi limited partnership               118,000          (26,000)      2002      Completed                 40

Preservation Partners III
Limited Partnership, an
Illinois limited partnership                   99,000           11,000       2002      Under construction        40

Saw Mill Creek II Limited
Dividend Housing Association
Limited Partnership, a
Michigan limited partnership                  63,000           (41,000)      2002      Completed               27.5
                                         ------------       -----------

                                         $ 1,434,000        $ (255,000)
                                         ============       ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  ________ ___, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:  ________ ___, 2003


By:      /s/ Thomas J. Riha
         --------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  September 3, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  September 3, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  September 3, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 9;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  September 3, 2003


          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

          [Signature]

          Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 9;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  September 3, 2003


          /s/  Thomas J. Riha
          -------------------

          [Signature]

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.