Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2003-09-29
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                      Commission file number: 333-76435-01


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9


                   California                                      33-0761517

                (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)                Identification No.)

                              17782 Sky Park Circle
                                Irvine, CA 92614
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

                      3158 Redhill Avenue, Suite 120,
          Costa Mesa, CA 92626 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No      X
    ---------    ----------



Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

 Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       June 30, 2003 and March 31, 2003........................................3

     Statements of Operations
       For the three months ended June 30, 2003 and 2002.......................4

     Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2003................................5

     Statements of Cash Flows
       For the three months ended June 30, 2003 and 2002.......................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4.  Controls and Procedures.........................................16

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................16

     Signatures...............................................................17

     Certifications...........................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                               June 30, 2003              March 31, 2003
                                                               -------------              --------------
                                                                (unaudited)

ASSETS

    Cash and cash equivalents                           $              4,363,530    $             4,521,172
    Interest and notes receivables                                         4,994                      3,226
    Investments in limited partnerships (Note 2)                      12,460,465                  8,870,849
                                                           ----------------------      ----------------------

Total Assets                                            $             16,828,989    $            13,395,247
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $             1,545,903    $               849,320
     Payable to affiliate (Note 7)                                     2,839,772                          -
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                          141,808                    115,557
                                                           ----------------------      ----------------------

Total Liabilities                                                      4,527,483                    964,877
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                     (1,251)                    (1,122)
     Limited partners (25,000 units authorized
       and 15,325 units issued and  outstanding
       at June 30, 2003 and March 31, 2003)                           12,302,757                 12,431,492
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           12,301,506                 12,430,370
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $            16,828,989    $            13,395,247
                                                           ======================      ======================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                  2003                            2002
                                                        -------------------------        -----------------------
                                                              Three Months                    Three Months
                                                        -------------------------        -----------------------

       Interest Income                                $                  2,017         $                 7,219
                                                        -------------------------        -----------------------

       Operating expenses
       Amortization                                                     11,637                           2,095
       Asset Management fees                                            25,683                          11,230
       Legal and accounting fees                                         3,570                             240
       Other                                                             2,483                               1
                                                        -------------------------        -----------------------
            Total operating expenses                                    43,373                          13,566
                                                        -------------------------        -----------------------


       Loss from operations                                            (41,356)                         (6,347)

       Equity in (losses)/income of
         limited partnerships                                          (87,508)                          3,664
                                                        -------------------------        -----------------------

       Net income (loss)                              $               (128,864)        $                (2,683)
                                                        =========================        =======================

       Net income (loss) allocated to :
            General Partner                           $                   (129)        $                    (3)
                                                        =========================        =======================

            Limited Partners                          $               (128,735)        $                (2,680)
                                                        =========================        =======================

       Net loss per limited partner unit              $                     (8)        $                    (1)
                                                        =========================        =======================

       Outstanding weighted
         limited partner units                                          15,325                           3,365
                                                        =========================        =======================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)




                                                         General Partner        Limited Partners              Total

Partners' equity (deficit), March 31, 2003           $             (1,122)   $        12,431,492     $         12,430,370


Net loss                                                             (129)              (128,735)                (128,864)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), June 30, 2003            $             (1,251)   $        12,302,757     $         12,301,506
                                                       ====================    ====================    ====================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                           2003                      2002
                                                                           ----                      ----
Cash flows from operating activities:
    Net income (loss)                                       $          (128,864)     $              (2,683)
    Adjustments to reconcile net income to
    net
      cash provided by operating activities:
        Equity in losses (income) of limited partnerships                87,508                     (3,664)
        Interest receivable                                              (1,768)                         -
        Amortization                                                     11,637                      2,095
        Accrued fees and expenses due to
          General Partner and affiliates                                 31,536                     10,056
                                                              -------------------      ---------------------
    Net cash (used in) provided by operating activities                      49                      5,804
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                        (48,433)                (3,235,910)
        Notes payable                                                         -                  2,453,577
        Capitalized acquisition fees and costs                         (103,973)                  (262,882)
        Acquisition fees payable                                              -                     14,000
        Acquisition costs payable                                             -                      4,000
                                                              -------------------      ---------------------
    Net cash used in investing activities                              (152,406)                (1,027,215)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Capital contributions                                                 -                  2,863,650
        Capital contributions receivable                                      -                     (8,500)
        Subscriptions receivable                                              -                    (76,500)
        Offering expenses                                                     -                   (361,120)
        Offering expenses payable                                        (5,285)                  (120,015)
                                                              -------------------      ---------------------
    Net cash provided by financing activities                            (5,285)                 2,297,515
                                                              -------------------      ---------------------

    Net change in cash and cash equivalents                            (157,642)                 1,276,104

    Cash and cash equivalents, beginning of period                    4,521,172                  1,221,805
                                                              -------------------      ---------------------
    Cash and cash equivalents, end of period                $         4,363,530      $           2,497,909
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
        Taxes paid                                          $                -       $                 800


     During the three months ended June 30, 2003 an affiliate of the Partnership financed capital contributions of Local Limited Partnerships totaling $2,839,772

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2003, 15,323 Units, representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarterly Period June 30, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

Equity in income and equity in losses of limited partnerships for the periods presented is based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,983,375 as of June 30, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As June 30, 2003 and March 31, 2003, the Partnership has acquired limited partnership interests in twelve and ten Local Limited Partnerships, respectively, each of which owns one Housing Complex except for one that owns three Housing Complexes consisting of an aggregate of 505 and 394 apartment units. As of June 30, 2003, one of the Housing Complexes was under construction or rehabilitation. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                               June 30, 2003             March 31, 2003
                                                            ---------------------      -------------------

Investments  in  limited  partnerships,
  beginning  of period                                    $           8,870,849      $           173,781
Capital contributions paid, net                                                                6,958,602
Capital contributions payable                                         3,584,788                  849,119
Equity in losses of limited partnership                                 (87,508)                (309,076)
Acquisition fees and costs                                              103,973                1,222,491
Amortization of capitalized acquisition fees and costs                  (11,637)                 (24,068)
                                                            ---------------------      -------------------

Investments in limited partnerships, end of period        $          12,460,465      $         8,870,849
                                                            =====================      ===================

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                          2003                       2002
                                                                 --------------------         ------------------

      Revenues                                                 $            534,000                     48,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   159,000                     16,000
         Depreciation & amortization                                        167,000                     12,000
         Operating expenses                                                 296,000                     16,000
                                                                 --------------------         ------------------
             Total expenses                                                 622,000                     44,000
                                                                 --------------------         ------------------

      Net income (loss)                                        $           (88,000)                      4,000
                                                                 ====================         ==================
      Net income (loss)  allocable to the Partnership          $           (88,000)                      4,000
                                                                 ====================         ==================
      Net income (loss)  recorded by the Partnership           $           (88,000)                      4,000
                                                                 ====================         ==================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $27,950 and $19,010 as of June 30, 2003 and March 31, 2003, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $7,545 and $4,991 as of June 30, 2003 and March 31, 2003, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $25,683 and $11,230 were incurred in the three months ended June 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $0 of these fees during the each of three months ended June 30, 2003 and 2002.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                    June 30, 2003              March 31, 2003
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                 99,313    $                73,630
       Organizational, offering and selling costs payable                           -                        200
       Commissions payable                                                     33,383                     38,668
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         9,112                      3,059
                                                                ----------------------      ---------------------

         Total                                               $                141,808    $               115,557
                                                                ======================      =====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,545,903 and $849,320 at June 30, 2003 and March 31, 2003, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2003, the Partnership had received subscriptions for 15,325 units which included promissory notes of $691,293. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date. Promissory notes in the amount of $486,293 were outstanding at June 30, 2003 and March 31, 2003.

NOTE 7 - DUE TO AFFILIATE
-------------------------

During the three months ended June 30, 2003 an affiliate of the Partnership paid $2,735,799 to certain limited partnerships on behalf of the Partnership. This amount is included in the amount due to affiliate on the balance sheet as of June 30, 2003. The Partnership repaid this amount to the affiliate in full on July 2, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis discusses the results of operations for the three months ended June 30, 2003 and June 30, 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $4,364,000 in cash and aggregate investments in the twelve Local Limited Partnerships of $12,460,000. Liabilities at June 30, 2003 primarily consisted of $1,546,000 of notes payable to limited partnerships, $2,840,000 of payables to affiliate and $142,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(129,000) reflecting an increase of $(126,000) from the net loss of $(3,000) experienced for the three months ended June 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(92,000) from income of $4,000 for the three months ended June 30, 2002 to $(88,000) for the three months ended June 30, 2003 as properties became fully operational. Along with the increase of equity in losses from limited partnerships, loss from operation increased by $(35,000) due to a decrease in interest income of $5,000 and a increase in other operating expenses of approximately 30,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net decrease in cash during the three months ended June 30, 2003 was $(158,000), compared to a net increase in cash for the three months ended June 30, 2002 of $1,276,000 reflecting a decrease of $(1,434,000). The change in net cash is due primarily to a decrease of $(2,303,000) in cash provided by financing activities, due to the completion of the syndication process, offset by a decrease in net cash used by investing activities of $875,000 and a decrease in net cash provided by operating activities of $(6,000).

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A Form 8-K dated June 30, 2003 was filed on July 15, 2003 reporting the acquisition of two Local Limited Partnerships. No financial statements were included.


(b)       Exhibits.
          ---------

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  September 5, 2003




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  September 5, 2003

                                 CERTIFICATIONS

I, Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 9;

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

Date: September 5, 2003


/s/  Wilfred N. Cooper, Jr.
---------------------------

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I, Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 9;

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

Date: September 5, 2003


/s/  Thomas J. Riha
-------------------

Vice-President and Chief Financial Officer of WNC & Associates, Inc.