Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2003-12-15
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2003





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       September 30, 2003 and March 31, 2003...................................3

     Statements of Operations
       For the Three and Six Months ended September 30, 2003 and 2002..........4

     Statement of Partners' Equity (Deficit)
       For the Six Months ended September 30, 2003.............................5

     Statements of Cash Flows
       For the Six Months ended September 30, 2003 and 2002....................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4.  Controls and Procedures.........................................16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................16

     Item 6.  Exhibits and Reports on Form 8-K................................16

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                            September 30, 2003            March 31, 2003
                                                            ------------------            --------------
                                                                (unaudited)

ASSETS

    Cash and cash equivalents                            $             1,773,090     $            4,521,172
    Interest and notes receivables                                         1,426                      3,226
    Investments in limited partnerships (Note 2)                      12,112,745                  8,870,849
                                                           ----------------------      ----------------------

Total Assets                                             $            13,887,261     $           13,395,247
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $             1,499,561     $              849,320
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                          136,219                    115,557
                                                           ----------------------      ----------------------

Total Liabilities                                                      1,635,780                    964,877
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                      (1,646)                    (1,122)
     Limited partners (25,000 units authorized
       and 15,325 units issued and  outstanding
       at September 30, 2003 and March 31, 2003)                      12,253,127                 12,431,492
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           12,251,481                 12,430,370
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $            13,887,261     $           13,395,247
                                                           ======================      ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)




                                                             2003                                    2002
                                                -------------------------------         --------------------------------
                                                   Three              Six                  Three               Six
                                                   Months            Months                Months             Months
                                                -------------     -------------         --------------    --------------
   Interest Income                            $      1,463      $       3,480         $        3,515    $       10,734
                                                -------------     -------------         --------------    --------------

   Operating expenses:
   Amortization (Note 3)                            12,504             24,141                  5,137             7,232
   Asset Management fees (Note 3)                   35,823             61,506                 21,034            32,264
   Legal and accounting fees                         8,915             12,485                      -               240
   Other                                             5,054              7,537                  2,759             2,760
                                                -------------     -------------         --------------    --------------

       Total operating expenses                     62,296            105,669                 28,930            42,496
                                                -------------     -------------         --------------    --------------

   Loss from operations                            (60,833)          (102,189)               (25,415)          (31,762)

   Equity in losses of limited
      Partnerships (Note 2)                       (334,692)          (422,200)               (17,876)          (14,212)
                                                -------------     -------------         --------------    --------------

   Net loss                                   $   (395,525)     $    (524,389)        $      (43,291)   $      (45,974)
                                                =============     =============         ==============    ==============

   Net loss allocated to :
        General Partner                       $       (395)     $        (524)        $          (43)   $          (46)
                                                =============     =============         ==============    ==============

        Limited Partners                      $   (395,130)     $    (523,865)        $      (43,248)   $      (45,928)
                                                =============     =============         ==============    ==============

   Net loss per weighted limited
      partner unit                            $        (26)     $         (34)        $           (7)   $           (9)
                                                =============     =============         ==============    ==============

   Outstanding weighted
     limited partner units                          15,325             15,325                  6,462             4,914
                                                =============     =============         ==============    ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)



                                                         General Partner        Limited Partners              Total
                                                       --------------------    --------------------    -------------------

Partners' equity (deficit), March 31, 2003           $             (1,122)   $        12,431,492     $        12,430,370


Collection  of promissory notes receivable                              -                345,500                 345,500
Net loss                                                             (524)              (523,865)               (524,389)
                                                       --------------------    --------------------    --------------------

Partners' equity (deficit), September 30, 2003       $             (1,646)   $        12,253,127     $        12,251,481
                                                       ====================    ====================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                     2003                      2002
                                                              -------------------    -----------------------
Cash flows from operating activities:
    Net loss                                                $          (524,389)     $            (45,974)
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Equity in losses (income) of limited partnerships               422,200                    14,212
        Interest receivable                                              (1,426)                        -
        Amortization                                                     24,141                     7,232
        Accrued fees and expenses due to
          General Partner and affiliates                                 50,332                    26,293
                                                              -------------------    -----------------------
    Net cash (used in) provided by operating activities                 (29,142)                    1,763
                                                              -------------------    -----------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                     (3,037,996)               (4,834,419)
        Capitalized acquisition fees and costs                                -                  (514,432)
                                                              -------------------    -----------------------
    Net cash used in investing activities                            (3,037,996)               (5,348,851)
                                                              -------------------    -----------------------

Cash flows from financing activities:
        Sale of limited partner units                                         -                 5,570,834
        Capital contributions receivable                                345,500                         -
        Subscriptions receivable                                          3,226                         -
        Offering expenses                                                     -                  (844,235)
        Offering expenses payable                                       (29,670)                        -
                                                              -------------------    -----------------------
    Net cash provided by financing activities                           319,056                 4,726,599
                                                              -------------------    -----------------------


    Net change in cash and cash equivalents                          (2,748,082)                 (620,489)

    Cash and cash equivalents, beginning of period                    4,521,172                 1,221,805
                                                              -------------------    -----------------------
    Cash and cash equivalents, end of period                $         1,773,090      $            601,316
                                                              ===================    =======================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
        Taxes paid                                          $                 -      $                800
                                                              ===================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March-31, 2003, 15,323 Units, representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Equity in income and equity in losses of limited partnerships for the periods presented is based on Six months of results estimated by management of the Partnership. Management's estimate for the Six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,983,375 as of September 30, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of Six months or less when purchased to be cash equivalents. As of September 30, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded Six previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May-15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May-15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the third quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As September 30, 2003 and March 31, 2003, the Partnership has acquired limited partnership interests in twelve and ten Local Limited Partnerships, respectively, each of which owns one Housing Complex except for one that owns Six Housing Complexes consisting of an aggregate of 505 and 394 apartment units. As of September 30, 2003, one of the Housing Complexes was under construction or rehabilitation. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             September 30, 2003          March 31, 2003
                                                            ---------------------      -------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           8,870,849      $           173,781
Capital contributions paid, net                                       2,735,799                6,958,602
Capital contributions payable                                           848,465                  849,119
Equity in losses of limited partnership                                (422,200)                (309,076)
Acquisition fees and costs                                                    -                1,222,491
Capitalized warehousing interest and costs                              103,973                        -
Amortization of capitalized acquisition fees and costs                  (24,141)                 (24,068)
                                                            ---------------------      -------------------

Investments in limited partnerships, end of period        $          12,112,745      $         8,870,849
                                                            =====================      ===================


Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                          2003                       2002
                                                                 --------------------         ------------------

      Revenues                                                 $          1,047,000                    324,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   295,000                    106,000
         Depreciation & amortization                                        455,000                     44,000
         Operating expenses                                                 719,000                    188,000
                                                                 --------------------         ------------------
             Total expenses                                               1,469,000                    338,000
                                                                 --------------------         ------------------

      Net loss                                                 $           (422,000)                   (14,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $           (422,000)                   (14,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $           (422,000)                   (14,000)
                                                                 ====================         ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $686,980. Accumulated amortization of these capitalized costs was $27,950 and $19,010 as of September 30, 2003 and March 31, 2003, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $7,545 and $4,991 as of September 30, 2003 and March 31, 2003, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $25,683 and $32,264 were incurred in the six months ended September 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $0 of these fees during the each of six months ended September 30, 2003 and 2002.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2003            March 31, 2003
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                125,136    $                73,630
       Organizational, offering and selling costs payable                           -                        200
       Commissions payable                                                      9,198                     38,668
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         1,885                      3,059
                                                                ----------------------      ---------------------

         Total                                               $                136,219    $               115,557
                                                                ======================      =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,499,561 and $849,320 at September 30, 2003 and March 31, 2003, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2003, the Partnership had received subscriptions for 15,325 units which included promissory notes of $691,293. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the six month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date. Promissory notes in the amount of $140,793 and $486,293 were outstanding at September 30, 2003 and March 31, 2003, respectively.

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

The following discussion and analysis discusses the results of operations for the three and six months ended September 30, 2003 and September 30, 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $1,773,000 in cash and aggregate investments in the twelve Local Limited Partnerships of $12,113,000. Liabilities at September 30, 2003 primarily consisted of $1,500,000 of notes payable to limited partnerships and $136,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(396,000) reflecting an increase of $(353,000) from the net loss of $(43,000) experienced for the three months ended September 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(317,000) due to losses of $(18,000) for the three months ended September 30, 2002 compared to losses of $(335,000) for the three months ended September 30, 2003 due to properties becoming fully operational. Along with the increase of equity in losses from limited partnerships, loss from operations increased by $(36,000) due to a decrease in interest income of $(2,000) along with an increase in operating expenses of approximately $(34,000) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(524,000) reflecting an increase of $(478,000) from the net loss of $(46,000) experienced for the six months ended September 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(408,000) due to losses of $(14,000) for the six months ended September 30, 2002 compared to losses of $(422,000) for the six months ended September 30, 2003 due to properties becoming fully operational. Along with the increase of equity in losses from limited partnerships, loss from operations increased by $(70,000) due to a decrease of interest income of $(7,000) and an increase in operating expenses of approximately $(63,000) for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Net decrease in cash during the six months ended September 30, 2003 was $(2,748,000), compared to a net decrease in cash for the six months ended
September 30, 2002 of $(620,000) reflecting an increase of cash used of $(2,128,000). The change in net cash is due to a decrease of cash provided by financing activities of $(4,408,000), due primarily to the selling of units being completed and the completion of the syndication process, along with a decrease in net cash used by investing activities of $2,311,000 due primarily to less properties being acquired in the six months ended September 30, 2003 compared to the six months ended September 30, 2002. Additionally, there was an increase in cash used in operating activities of $(31,000).

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A Form 8-K dated September 30, 2003 was filed on July 15, 2003 reporting the acquisition of two Local Limited Partnerships. No financial statements were included.

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a/)15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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


Date:  December 15, 2003




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 15, 2003