Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2004-02-17
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes        No   X
   ------    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No   X
   ------     ------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       December 31, 2003 and March 31, 2003..................................3

     Statements of Operations
       For the Three and Nine Months Ended December 31, 2003 and 2002........4

     Statement of Partners' Equity (Deficit)
       For the Nine Months Ended December 31 2003............................5

     Statements of Cash Flows
       For the Nine Months Ended December 31, 2003 and 2002..................6

     Notes to Financial Statements...........................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....16

     Item 4.  Controls and Procedures.......................................16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................16

     Item 6.  Exhibits and Reports on Form 8-K..............................16

     Signatures.............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                             December 31, 2003            March 31, 2003
                                                             -----------------            --------------
ASSETS                                                          (unaudited)

    Cash and cash equivalents                            $             1,710,094    $             4,521,172
    Interest and notes receivables                                         1,059                      3,226
    Investments in limited partnerships (Notes 2
    and 3)                                                            11,800,436                  8,870,849
                                                           ----------------------      ----------------------

Total Assets                                             $            13,511,589     $           13,395,247
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $             1,385,529     $              849,320
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                          156,731                    115,557
                                                           ----------------------      ----------------------

Total Liabilities                                                      1,542,260                    964,877
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)


     General partner                                                      (1,998)                    (1,122)
     Limited partners (25,000 units authorized
       and 15,325 units issued and  outstanding
       at December 31, 2003 and March 31, 2003)                       11,971,327                 12,431,492
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           11,969,329                 12,430,370
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $            13,511,589     $           13,395,247
                                                           ======================      ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)




                                                             2003                                    2002
                                                -------------------------------         --------------------------------
                                                    Three             Nine                  Three              Nine
                                                    Months           Months                 Months            Months
                                                -------------     -------------         --------------    --------------
   Interest Income                            $        830      $       4,310          $       4,615     $      15,349
                                                -------------     -------------         --------------    --------------

   Operating expenses:
   Amortization (Note 3)                            12,520             36,661                  6,410            13,642
   Asset Management fees (Note 3)                   35,823             97,329                 25,683            57,947
   Legal and accounting fees                         2,612             15,097                  3,255             3,495
   Other                                             6,690             14,227                  1,252             4,012
                                                -------------     -------------         --------------    --------------

       Total operating expenses                     57,645            163,314                 36,600            79,096
                                                -------------     -------------         --------------    --------------

   Loss from operations                            (56,815)          (159,004)               (31,985)          (63,747)

   Equity in losses of limited
      Partnerships (Note 2)                       (295,087)          (717,287)              (231,563)         (245,775)
                                                -------------     -------------         --------------    --------------

   Net loss                                   $   (351,902)     $    (876,291)        $     (263,548)   $     (309,522)
                                                =============     =============         ==============    ==============

   Net loss allocated to :
        General Partner                       $       (352)     $        (876)        $         (264)   $         (310)
                                                =============     =============         ==============    ==============

        Limited Partners                      $   (351,550)     $    (875,415)        $     (263,284)   $     (309,212)
                                                =============     =============         ==============    ==============

   Net loss per weighted limited
      partner unit                            $        (23)     $         (57)        $          (26)   $          (46)
                                                =============     =============         ==============    ==============

   Outstanding weighted
     limited partner units                          15,325             15,325                 10,292             6,711
                                                =============     =============         ==============    ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)



                                                        General Partner         Limited Partners              Total
                                                        ---------------         ----------------             -------

                                                     $
Partners' equity (deficit), March 31, 2003                       (1,122)     $        12,431,492     $        12,430,370

Offering expenses                                                      -                  (5,243)                 (5,243)

Collection  of promissory notes receivable                             -                 420,493                 420,493

Net loss                                                           (876)                (875,415)               (876,291)
                                                       ------------------      --------------------    --------------------

Partners' equity (deficit), December 31, 2003        $           (1,998)     $        11,971,327     $        11,969,329
                                                       ==================      ====================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

c

                                                                     2003                      2002
                                                              ---------------             -------------

Cash flows from operating activities:
    Net loss                                                $          (876,291)      $          (309,522)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
        Equity in losses of limited partnerships                        717,287                   245,775
        Interest receivable                                               2,167
        Amortization                                                     36,661                    13,642
        Accrued fees and expenses due to
          General Partner and affiliates                                 70,845                    43,563
                                                              -------------------      ---------------------
    Net cash used in operating activities                               (49,331)                   (6,542)
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                     (3,037,140)               (6,699,589)
        Capitalized acquisition fees and costs                         (110,186)                 (931,321)
                                                              -------------------      ---------------------
    Net cash used in investing activities                            (3,147,326)               (7,630,910)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Sale of limited partner units                                         -                  9,701,227
        Subscriptions receivable                                        420,493                          -
        Offering expenses                                               (34,914)                (1,415,608)
                                                              -------------------      ---------------------
    Net cash provided by financing activities                           385,579                  8,285,619
                                                              -------------------      ---------------------

    Net change in cash and cash equivalents                          (2,811,078)                   648,167

    Cash and cash equivalents, beginning of period                    4,521,172                  1,221,805
                                                              -------------------      ---------------------
    Cash and cash equivalents, end of period                $         1,710,094      $           1,869,972
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
        Taxes paid                                          $                 -      $                 800
                                                              ===================      =====================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Equity in income and equity in losses of limited partnerships for the periods presented is based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,988,618 as of December 31, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of six months or less when purchased to be cash equivalents. As of December 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As December 31, 2003 and March 31, 2003, the Partnership has acquired limited partnership interests in twelve and ten Local Limited Partnerships, respectively, each of which owns one Housing Complex except for one that owns six Housing Complexes consisting of an aggregate of 505 and 394 apartment units. As of December 31, 2003, one of the Housing Complexes was under construction or rehabilitation. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                             December 31, 2003           March 31, 2003
                                                            ---------------------      -------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           8,870,849      $           173,781
Capital contributions paid, net                                       2,736,325                6,958,602
Capital contributions payable                                           848,463                  849,119
Equity in losses of limited partnership                                (717,287)                (309,076)
Tax credit adjustments                                                  (11,440)                       -
Acquisition fees and costs                                                    -                1,222,491
Capitalized warehousing interest and costs                              110,186                      -
Amortization of capitalized acquisition fees and costs                  (36,660)                 (24,068)
                                                            ---------------------      -------------------

Investments in limited partnerships, end of period        $          11,800,436      $         8,870,849
                                                            =====================      ===================


Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                          2003                       2002
                                                                 --------------------         ------------------

      Revenues                                                 $          1,708,000         $          961,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   466,000                    360.000
         Depreciation & amortization                                        786,000                    155,000
         Operating expenses                                               1,174,000                    692,000
                                                                 --------------------         ------------------
             Total expenses                                               2,426,000                  1,207,000
                                                                 --------------------         ------------------

      Net loss                                                 $           (718,000)         $        (246,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $           (717,000)         $        (246,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $           (717,000)         $        (246,000)
                                                                 ====================         ==================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $45,830 and $19,010 as of December 31, 2003 and March 31, 2003, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $12,653 and $4,991 as of December 31, 2003 and March 31, 2003, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $97,329 and $57,947 were incurred in the nine months ended December 31, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $25,000 and $10,000 of these fees during the nine months ended December 31, 2003 and 2002, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                  December 31, 2003            March 31, 2003
                                                                 ----------------------      ---------------------

       Asset management fees payable                         $                145,959    $                73,630
       Organizational, offering and selling costs payable                           -                        200
       Commissions payable                                                      9,197                     38,668
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         1,575                      3,059
                                                                ----------------------      ---------------------

         Total                                               $                156,731    $               115,557
                                                                ======================      =====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,385,529 and $849,320 at December 31, 2003 and March 31, 2003, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2003, the Partnership had received subscriptions for 15,325 units which included promissory notes of $691,293. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the six month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date. Promissory notes in the amount of $65,800 and $486,293 were outstanding at December 31, 2003 and March 31, 2003, respectively.

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

The following discussion and analysis discusses the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $1,710,000 in cash and aggregate investments in the twelve Local Limited Partnerships of $11,800,000. Liabilities at December 31, 2003 primarily consisted of $1,386,000 of notes payable to limited partnerships and $157,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(352,000) reflecting an increase of $(88,000) from the net loss of $(264,000) experienced for the three months ended December 31, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(63,000) due to losses of $(232,000) for the three months ended December 31, 2002 compared to losses of $(295,000) for the three months ended December 31, 2003 due to properties becoming fully operational. Along with the increase of equity in losses from limited partnerships, loss from operations increased by $(25,000) due to a decrease in interest income of $(4,000) along with an increase in operating expenses of approximately $(21,000) for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The increase in expenses is primarily due to a $(10,000) increase in asset management fee, a $(6,000) increase in amortization along with a combined increase of $(5,000) for legal, accounting and other expenses all of the increases are due to the fact that as additional properties were acquired.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(876,000) reflecting an increase of $(566,000) from the net loss of $(310,000) experienced for the nine months ended December 31, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(471,000) due to losses of $(246,000) for the nine months ended December 31, 2002 compared to losses of $(717,000) for the nine months ended December 31, 2003 due to properties becoming fully operational. Along with the increase of equity in losses from limited partnerships, loss from operations increased by $(95,000) due to a decrease of interest income of $(11,000) and an increase in operating expenses of approximately $(84,000) for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. The increase in operating expenses was due to the fact that properties became fully operational along with additional properties being purchased during the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net decrease in cash during the nine months ended December 31, 2003 was $(2,811,000), compared to a net increase in cash for the nine months ended
December 31, 2002 of $648,000 reflecting a net increase of cash used of $(3,459,000). The change in net cash is due to a decrease of cash provided by financing activities of $(7,900,000), due primarily to the selling of units being completed and the completion of the syndication process, along with a decrease in net cash used by investing activities of $4,484,000 due primarily to less properties being acquired in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Additionally, there was an increase in cash used in operating activities of $(43,000).

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  February 17, 2004




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 17, 2004