Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-02-23
CIK 1156445

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
             (Exact name of registrant as specified in its charter)

                   California                                     33-0974533
                 (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)                Identification No.)


                  17782 Sky Park Circle                               92614-6404
                  Irvine, CA                                          (Zip Code)
                  (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section12(b) of the Act:

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No      X
    -----------      ---------------

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

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 9 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001 and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11 initially filed on August 16, 2001. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multi-family housing complexes that are eligible for Federal low-income housing tax and, in certain cases, California low-income housing tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on August 16, 2001, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Such offering is closed. A total of 15,325 Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2062, unless terminated prior to that date, pursuant to the partnership agreement or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns one Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes which are eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, and a fractional recapture of prior Low-Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties such as any that may have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the ten Housing Complexes as the dates and for the periods indicated:


                                                       ------------------------------  ---------------------------------------------
                                                             As of March 31, 2004                    As of December 31, 2003
                                                       ------------------------------  ---------------------------------------------
                                                         Partnership's                                       Original      Mortgage
                                                         Total Original    Amount of                        Estimated      Balances
                                        General          Investment in     Investment                     Aggregate Low    of Local
    Local Limited                       Partner          Local Limited      Paid to    Number             Income Housing   Limited
   Partnership Name     Location        Name             Partnerships       Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                      Crane & Fowler
505 West                              Investments,
Main                    Vermillion,   L.L.C. & Sioux Falls
Limited                 South         Environmental
Partnership             Dakota        Access, Inc.         $  761,000     $  684,000      40       95%    $ 1,087,000     $2,111,000

Byhalia                 Byhalia,      SEMC,
Estates, L.P.           Mississippi   Inc.                    219,000        219,000      25       92%        349,000        736,000

Terrace                 Calico        Planning &
Limited                 Rock,         Development
Partnership             Arkansas      Corp.                   452,000        452,000      29       90%        645,000      1,430,000

Harbor                  Tifton,       BC Holdings,
Pointe, L.P.            Georgia       LLC                   1,905,000      1,407,000      56       63%      2,540,000      2,141,000

McPherson Housing
Associates                            ERC
Limited                 McPherson,    Properties,
Partnership             Kansas        Inc                   1,770,000      1,695,000      72       94%      2,313,000      2,009,000

                        Morris,
Mendota                 Illinois
I, L.P.,                and Mendota,  Affordable
an Illinois             Illinois and  Housing
limited                 Plano,        Development
partnership             Illinois      Fund, Inc.            1,691,000      1,691,000      96       94%      2,297,000      2,736,000

North Davison
Partners 99                           Crane &
Limited                               Fowler
Partnership,                          Investments,
a South                               L.L.C. &
Dakota                  Mitchell,     Sioux Falls
Limited                 South         Environmental
Partnership             Dakota        Access, Inc.            481,000        409,000      20       90%        688,000        696,000

                                      Curtis G.
Oakview                               Carlson Co.,
Terrace                               Inc., M.F.
Townhomes               North         Arlson Co.,
Limited                 Branch,       Inc., Robert B.
Partnership             Minnesota     Carlson               1,108,000        997,000      24       96%      1,583,000      1,455,000

Parker Estates,
L.P., a
Mississippi
limited                 Sunflower,
partnership             Mississippi   SEMC, Inc.              274,000        274,000      32      100%        400,000        999,000

Preservation
Partners III
Limited                               Affordable
Partnership, an                       Housing
Illinois limited        Monmouth,     Development
partnership             Illinois      Fund, Inc.              579,000        579,000      32       88%        827,000        792,000

Saw Mill Creek
II Limited
Dividend Housing
Association                           Raymond T.
Limited Partnerip, a                  Cato &
Michigan limite         Vicksburg,    Christopher
partnership             Michigan      R. Cato                 383,000        322,000      24       88%        547,000      1,203,000


                                                       ------------------------------  ---------------------------------------------
                                                             As of March 31, 2004                      As of December 31, 2003
                                                       ------------------------------  ---------------------------------------------
                                                         Partnership's                                       Original      Mortgage
                                                         Total Original    Amount of                        Estimated      Balances
                                        General          Investment in     Investment                     Aggregate Low    of Local
    Local Limited                       Partner          Local Limited      Paid to    Number             Income Housing   Limited
   Partnership Name     Location        Name             Partnerships       Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Selman                  Bainbridge,   BC Holdings,
Place, L.P.             Georgia       LC                    1,679,000      1,329,000      56      100%      2,239,000      2,401,000

Villas of               Coon Rapids,  Caroline
Palm L.P.               Minnesota     Corporation             241,000              -       -        -               -              -
                                                        ------------- --------------     ---      ----  -------------   ------------

                                                        $  11,543,000  $  10,058,000     506       91%  $  15,515,000    $18,709,000
                                                        =============  ==============    ===      ====  =============    ===========

(1)  Represents aggregate  anticipated Low Income Housing Credits to be received over the 10 year credit period if Housing Complexes are retained and rentedin compliance with credit rules for the 15-year compliance period.



                                       -------------------------------------------------------------
                                                  For the year ended December 31, 2003
                                       -------------------------------------------------------------
                                                                                 Low Income Housing
                                                                                 Credits Allocated
           Partnership Name                    Rental Income   Net Income (Loss)  to Partnership
----------------------------------------------------------------------------------------------------
505 West Main Limited Partnership                   $357,000          $(110,000)             34.34%

Byhalia Estates, L.P.                                124,000             (1,000)             99.98%

Calico Terrace Limited Partnership                   140,000            (18,000)             99.98%

Harbor Poine, L. P.                                   64,000           (105,000)             99.97%

McPherson Housing Associates Limited
Partnership                                          338,000           (229,000)             99.98%

Mendota I, L.P. an Illinois limited
partnership                                          466,000            (46,000)             99.98%

North Davison Partners 99 Limited
Partnership, a South Dakota Partnership              130,000            (12,000)             99.98%

Oakview Terrace Townhomes Limited
Partnership                                           96,000            (37,000)             99.98%

Parker Estates, L.P., a Mississippi
limited partnership                                  175,000             15,000              99.98%

Preservation Partners III Limited
Partnership, an Illinois limited
partnership                                          116,000            (74,000)             99.98%

Saw Mill Creek II Limited Dividend
Housing Association Limited
Partnership, a Michigan limited
partnership                                          111,000            (79,000)             99.98%

Selman Place, L.P.                                   105,000            (81,000)             99.97%

Villas of Palm L.P.                                        -                   -                 -
                                                 -----------         -----------
                                                  $2,222,000          $(776,000)
                                                 ===========         ===========


Item 3. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership
          Agreement are satisfied.

(b)       At March 31, 2004, there were 788 Limited Partners and 11 assignees of
          Units who were not admitted as Limited Partners.

(c)       The  Partnership  was not  designed to provide cash  distributions  to
          Limited   Partners  in   circumstances   other  than   refinancing  or
          disposition of its investments in Local Limited Partnerships. Any such distributions  would  be made in  accordance  with  the  terms  of the
          Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b.  Use of proceeds

The  Partnership  conducted  an offering  pursuant to a  registration  statement
(Commission  File No.  333-67670)  which was declared  effective on November 14,
2001.  As of March 31, 2004,  the  Partnership  had received  subscriptions  for
15,325 Units, for an aggregate  amount of capital  contributions of $15,316,125, net of dealer discounts of $7,350 and volume  discounts of $1,525.  At March 31,
2004,  approximately  $1,983,000  was paid or due to  Associates  or WNC Capital
Corporation,  the  dealer-manager  for the  offering,  for selling  commissions, wholesaling  activities and in reimbursement of other  organization and offering expenses.  Included therein are selling commissions of approximately  $1,064,000 which  were  paid  or were to be paid to  non-affiliates.  At  March  31,  2004, approximately  $13,333,000  is  invested  or  available  to be invested in Local
Limited Partnership Interests or Reserves as follows:

                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------

Acquisition Fees through 3/31/2004                        $      1,073,000   $              -    $      1,073,000
Acquisition Costs through 3/31/2004                                306,000                  -             306,000
Cash invested or available to be invested and reserves                   -         11,954,000          11,954,000
                                                            ---------------    ---------------     ---------------

Total                                                     $      1,379,000   $     11,954,000    $     13,333,000
                                                            ===============    ===============     ===============


Item 5c.  Purchases of Equity Securities by the Issuer and affiliated Purchasers

NONE


Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                 March 31
                                                           ---------------------------------------------------
                                                                2004            2003                 2002
                                                           --------------- ---------------       -------------
ASSETS

Cash and cash equivalents                                $      1,709,308  $    4,521,172       $   1,221,805
Subscriptions and notes
  receivable                                                          146           3,226             364,026
Investments in limited partnerships                            11,827,145       8,870,849             173,781
                                                           --------------- ---------------       -------------

                                                         $     13,536,599  $   13,395,247       $   1,759,612
                                                           =============== ===============       =============
LIABILITIES

Payables to limited partnerships                         $      1,484,983  $      849,320       $           -
Accrued fees and expenses due to
  General Partner and affiliates                                  183,229         115,557             228,940
Other liabilities                                                       -               -               6,900

PARTNERS' EQUITY (DEFICIT)                                     11,868,387      12,430,370           1,523,772
                                                           --------------- ---------------       -------------

                                                         $     13,536,599  $   13,395,247       $   1,759,612
                                                           =============== ===============       =============


Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                               For the period
                                                                                               from August 3,
                                                                                                 2001 (date
                                                                                               operations
                                                             For the Year Ended                commenced) to
                                                               March 31                        March 31, 2002
                                                    --------------------------------------
                                                          2004                    2003
                                                    ---------------       ----------------     ----------------

Loss from operations                              $      (208,705)      $        (100,573)   $          (7,538)
Equity in losses of limited partnerships                 (839,570)               (309,076)                   -
                                                    ---------------       ----------------     ----------------

Net loss                                          $    (1,048,275)      $        (409,649)   $          (7,538)
                                                    ===============       ================     ================

Net loss allocated to:
  General Partner                                 $        (1,048)      $            (410)   $              (8)
                                                    ===============       ================     ================

  Limited partners                                $    (1,047,227)      $        (409,239)   $          (7,530)
                                                    ===============       ================     ================

Net loss  per limited partner
  unit                                            $        (68.33)      $          (47.38)   $         (188.25)
                                                    ===============       ================     ================

Outstanding weighted limited
  partner units                                            15,325                   8,638                   40
                                                    ===============       ================     ================


                                                                                                      For the period
                                                                                                      from August 3,
                                                                                                        2001 (date
                                                                                                         operation
                                                                      For the Year Ended               commenced) to
                                                                           March 31                   March 31, 2002
                                                              -----------------------------------
                                                                   2004                2003
                                                              ---------------     ---------------     ----------------
Net cash provided by (used in):
  Operating activities                                      $        (88,736)   $        (84,436)   $             415
  Investing activities                                            (3,209,420)         (8,218,332)            (136,530)
  Financing activities                                               486,292          11,602,135            1,357,920
                                                              ---------------     ---------------     ----------------

Net change in cash and cash
  equivalents                                                     (2,811,864)          3,299,367            1,221,805

Cash and cash equivalents,
  beginning of period                                              4,521,172           1,221,805                    -
                                                              ---------------     ---------------     ----------------

Cash and cash equivalents, end
  of period                                                 $      1,709,308    $      4,521,172    $       1,221,805
                                                              ===============     ===============     ================

Low Income Housing Credits per Unit were as follows for the year and period ended December 31:

                                                                   2003                2002                2001
                                                              ---------------     ---------------     ----------------

Federal                                                     $             72    $             38    $               -
State                                                                      -                   -                    -
                                                              ---------------     ---------------     ----------------

Total                                                       $             72    $             38    $               -
                                                              ===============     ===============     ================

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sumof the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. If the Local Limited Partnerships report net income in future year, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income tax purposes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $1,709,000 in cash, and aggregate investments in the thirteen Local Limited Partnerships of $11,827,000. Liabilities at March 31, 2004 consisted of $183,000 in advances and other payables due to the General Partner or affiliates and $1,485,000 in contributions payable to limited partnerships.

The Partnership offered Units for sale to the public until February 28, 2003, at which time total limited partner capital of $15,316,125 net of dealer and volume discounts of $8,875 was raised.


Results of Operations

Year  Ended  March  31,  2004  Compared  to  Year  Ended  March  31,  2003.  The
Partnership's net loss for the year ended March 31, 2004 was $(1,048,000), reflecting an increase of $638,000 from the net loss of $(410,000) experienced for the period ended March 31, 2003. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(840,000) for the year ended March 31, 2004 from $(309,000) for the period ended March 31, 2003 along with an increase in loss from operations of $108,000. Equity in losses of limited partnerships increased from prior year due to the investment in thirteen Local Limited Partnerships which have completed construction and started operations. Loss from operations increased due to increase of asset management fees as the Partnership became operational.

Year  Ended  March 31,  2003  Compared  to Period  Ended  March  31,  2002.  The
Partnership's  net  loss for the  year  ended  March  31,  2003 was  $(410,000), reflecting an increase of $(402,000)  from the net loss of $(8,000)  experienced for the period ended March 31, 2002.  The increase in net loss is primarily  due to equity in losses from limited  partnerships which increased to $(309,000) for the year ended  March 31,  2003 from $(0) for the period  ended  March 31,  2002 along with an increase in loss from  operations of $93,000.  Equity in losses of limited  partnerships  increased  from prior year due to the  investment  in ten
Local Limited  Partnerships which own twelve apartment  complexes,  ten of which have  completed  construction  and  started  operations.  Loss  from  operations increased due to increase of asset  management  fees as the  Partnership  became operational.

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Period Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $(2,812,000) compared to net cash provided for the period ended March 31, 2003 of $3,299,000. The change was primarily due to a $11,116,000 decrease in cash provided by financing activities net of expenses due to the sale of units, offset by an decrease of $(5,009,000) of cash used in investing activities, for capital contributions paid to Local
Limited Partnerships and payments for capitalized acquisition costs and fees.

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

Future Contractual Cash Obligations

The following table  summarizes our future  contractual  cash  obligations as of
March 31, 2004:
                                     2005         2006        2007        2008       2009       Thereafter     Total
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------

Asset Management Fees           $   325,078  $   143,296 $   143,296 $   143,296 $  143,296 $   7,450,391 $  8,348,653
Capital Contributions Payable
   to Lower Tier Partnerships     1,484,983            -           -           -          -                  1,484,983
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Total contractual cash
   obligations                  $ 1,810,061  $   143,296 $   143,296 $   143,296 $  143,296 $   7,450,391 $  9,833,636
                                  ==========   ==========  ==========  ==========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2062. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2062. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 6 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that may have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

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

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

     We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $9,913,000 of the total assets of the Partnership at March 31, 2004 and $630,000 of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Group, PC

Bethesda, Maryland
November 1, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, partners' equity
(deficit) and cash flows for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. All of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 50% of the total assets of the Partnership at March 31, 2003, and 100% and 0% of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) as of March 31, 2003 and the results of its operations and its cash flows for the year ended March 31, 2003 and for the period August 3, 2001 (date operations commenced) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ BDO SEIDMAN, LLP




Costa Mesa, California
June 23, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                                            March 31
                                                                                   -----------------------------
                                                                                       2004            2003
                                                                                   -------------   -------------
ASSETS

Cash and cash equivalents                                                        $    1,709,308  $    4,521,172
Subscriptions and notes receivable (Note 6)                                                 146           3,226
Investments in limited partnerships (Notes 2 and 3)                                  11,827,145       8,870,849
                                                                                   -------------   -------------

                                                                                 $   13,536,599  $   13,395,247
                                                                                   =============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                                     $    1,484,983  $      849,320
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                                    183,229         115,557
                                                                                   -------------   -------------

     Total liabilities                                                                1,668,212         964,877
                                                                                   -------------   -------------

Commitments and contingencies

Partners' equity (deficit) (Note 6)
   General Partner                                                                       (2,170)         (1,122)
   Limited partners (25,000 units authorized; 15,325 units
     outstanding at March 31, 2004 and 2003)                                         11,870,557      12,431,492
                                                                                   -------------   -------------

     Total partners' equity                                                          11,868,387      12,430,370
                                                                                   -------------   -------------
                                                                                 $   13,536,599  $   13,395,247
                                                                                   =============   =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


                                                                                               For The Period
                                                                                                  August 3,
                                                                                                 2001 (Date
                                                                                                 Operations
                                                                                                 Commenced)
                                                               For the Year Ended March 31         through
                                                              -------------------------------
                                                                  2004             2003         March 31, 2002
                                                              -------------------------------------------------

Interest income                                             $         5,716   $      18,207  $             441
Other income                                                          2,288           2,000                  -
                                                              --------------    ------------   ----------------

                                                                      8,004          20,207                441
                                                              --------------    ------------   ----------------
Operating expenses:
   Amortization (Notes 2 and 3)                                      49,217          24,068                189
   Asset management fees (Note 3)                                   133,152          83,630                  -
   Legal and accounting                                              16,357           5,595              7,635
   Other                                                             17,983           7,487                155
                                                              --------------    ------------   ----------------

    Total operating expenses                                        216,709         120,780              7,979
                                                              --------------    ------------   ----------------
Loss from operations                                               (208,705)       (100,573)            (7,538)
Equity in losses of limited partnerships (Note 2)                  (839,570)       (309,076)                 -
                                                              --------------    ------------   ----------------

Net loss                                                    $    (1,048,275)  $    (409,649) $          (7,538)
                                                              ==============    ============   ================

Net loss allocated to:
   General Partner                                          $        (1,048)  $        (410) $              (8)
                                                              ==============    ============   ================

   Limited partners                                         $    (1,047,227)  $    (409,239) $          (7,530)
                                                              ==============    ============   ================

Net loss per limited partnership unit                       $        (68.33)  $      (47.38) $         (188.25)
                                                              ==============    ============   ================

Outstanding weighted limited partner units                           15,325           8,638                 40
                                                              ==============    ============   ================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     --------------     ---------------

Contribution from General Partner and initial limited
   partner on August 3, 2001                              $            100    $         1,000    $          1,100

Sale of limited partnership units                                        -          1,933,000           1,933,000

Sale of limited partnership units issued for
   promissory notes receivable (Note 6)                                  -           (151,500)           (151,500)

Offering expenses                                                        -           (251,290)           (251,290)

Net loss                                                                (8)            (7,530)             (7,538)
                                                            ---------------     --------------     ---------------

Partners' equity at March 31, 2002                                      92          1,523,680           1,523,772

Sale of limited partnership units (net of discounts
   of $8,875)                                                            -         13,383,125          13,383,125

Sale of limited partnership units issued for
   promissory notes receivable (Note 6)                                  -           (539,793)           (539,793)

Collection of promissory notes receivable                                -            205,000             205,000

Offering expenses                                                     (804)        (1,731,281)         (1,732,085)

Net loss                                                              (410)          (409,239)           (409,649)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2003                        (1,122)        12,431,492          12,430,370

Collection of promissory notes receivable                                -            486,292             486,292

Net loss                                                            (1,048)        (1,047,227)         (1,048,275)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2004              $         (2,170)    $   11,870,557    $     11,868,387
                                                            ===============     ==============     ===============

                 See accompanying notes to financial statements
                                       20

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


                                                                                                          For The Period
                                                                                                          August 3, 2001
                                                                                                              (Date
                                                                                                            Operations
                                                                For the Year       For the Year             Commenced)
                                                                 Ended March        Ended March              through
                                                                  31, 2004           31, 2003             March 31, 2002
                                                               ----------------   ----------------       -----------------
Cash flows from operating activities:
   Net loss                                                    $    (1,048,275) $          (409,649)   $           (7,538)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Amortization                                                        49,217               24,068                   189
    Equity in losses of limited partnerships                           839,570              309,076                     -
    Change in interest receivable                                        3,080               (3,200)                  (26)
    Change in due to general partner and affiliates                     67,672                2,169                   890
    Change in other liabilities                                              -               (6,900)                6,900
                                                               ----------------   ------------------     -----------------

Net cash provided by (used in) operating
  activities                                                           (88,736)             (84,436)                  415
                                                               ----------------   ------------------     -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                         (3,099,814)          (6,958,401)                    -
   Capitalized acquisition costs and fees                             (110,186)          (1,259,931)             (136,530)
   Distributions                                                           580                    -                     -
                                                               ----------------   ------------------     ------------------
Net cash used in investing activities                               (3,209,420)          (8,218,332)             (136,530)
                                                               ----------------   ------------------     -----------------

Cash flows from financing activities:
   Capital contributions                                               486,292           13,412,332             1,418,600
   Offering expenses                                                         -           (1,810,197)              (60,680)
                                                               ----------------   ------------------     -----------------

Net cash provided by financing activities                              486,292           11,602,135             1,357,920
                                                               ----------------   ------------------     -----------------

Net increase (decrease) in cash and cash
  equivalents                                                       (2,811,864)           3,299,367             1,221,805

Cash and cash equivalents, beginning of period                       4,521,172            1,221,805                     -
                                                               ----------------   ------------------     -----------------

Cash and cash equivalents, end of period                       $     1,709,308  $         4,521,172    $        1,221,805
                                                               ================   ==================     =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                  $           800  $               800    $                -
                                                               ================   ==================     =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 9, a California Limited Partnership (the "Partnership"), was formed on July 17, 2001 under the laws of the state of California, and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11
initially filed on August 16, 2001. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. . During the year ended March 31, 2004, two of the Partnerships Local Limited Partnerships were acquired from WNC Holding, LLC, a wholly owned subsidiary of Associates (See Note 3).

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The initial limited partner is an affiliate of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2004, 15,325 Units, representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partnes will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


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

With that in mind, the Partnership will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the limited partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected for disposition.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment balance has reached zero are recognized as income.

Reclassification
----------------

Certain prior year balances have been reclassified to conform to the 2004 presentation.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,983,375 as of March 31, 2004 and 2003.

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes that it is not exposed to any significant risks on cash.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income tax purposes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impact of New Accounting Pronouncements
---------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2004, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex, except for one that owns three Housing Complexes. Collectively, the Housing Complexes consist of an aggregate of 506 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2004 and 2003 are approximately $2,909,000 and $2,398,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the Partnership and the estimated residual value of the investment. The Partnership recorded no impairment loss during the years ended March 31, 2004 and 2003.

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships:

                                                                                        For the Years Ended
                                                                                             March 31
                                                                                   ------------------------------

                                                                                       2004            2003
                                                                                   -------------   --------------

Investments per balance sheet, beginning of year                                 $    8,870,849  $       173,781
Capital contributions paid, net                                                       3,099,814        6,958,602
Capital contributions payable                                                           635,663          849,119
Equity in losses of limited partnerships                                               (839,570)        (309,076)
Acquisition fees and costs                                                                    -        1,205,280
Distributions                                                                              (580)               -
Amortization of capitalized acquisition fees and costs                                  (45,976)         (23,812)
Capitalized warehouse interest and fees                                                 110,186           17,211
Amortization of capitalized warehouse interest and fees                                  (3,241)            (256)
                                                                                   -------------   --------------
Investments per balance sheet, end of year                                       $   11,827,145  $     8,870,849
                                                                                   =============   ==============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                         2003             2002
                                                                                   -----------------  --------------

ASSETS

Land                                                                           $       1,503,000    $        573,000
Buildings and improvements, net of accumulated depreciation as of
  December 31, 2003 and 2002  of $1,313,000 and $409,000, respectively                29,087,000          20,714,000
Other assets                                                                           1,239,000           1,079,000
                                                                                   ---------------    ---------------

                                                                               $      31,829,000    $     22,366,000
                                                                                   ===============    ===============

LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                        $      18,709,000    $     12,675,000
Due to related parties                                                                 1,815,000           1,377,000
Other liabilities                                                                        513,000             757,000
                                                                                   ---------------    ---------------

                                                                                      21,037,000          14,809,000
                                                                                   ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 9                                         8,918,000           6,473,000
Other partners                                                                         1,874,000           1,084,000
                                                                                   ---------------    ---------------

                                                                                      10,792,000           7,557,000
                                                                                   ---------------    ---------------

                                                                               $      31,829,000    $     22,366,000
                                                                                   ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                         2003               2002
                                                                                    ---------------    ---------------

Revenues                                                                            $    2,313,000    $     1,490,000
                                                                                    ---------------    ---------------

Expenses:
  Operating expenses                                                                     1,555,000          1,070,000
  Interest expense                                                                         624,000            247,000
  Depreciation and amortization                                                            910,000            430,000
                                                                                    ---------------    ---------------

Total expenses                                                                           3,088,000          1,747,000
                                                                                    ---------------    ---------------

Net loss                                                                            $     (776,000)   $      (255,000)
                                                                                    ===============    ===============

Net loss allocable to the Partnership                                               $     (709,000)   $      (255,000)
                                                                                    ===============    ===============

Net loss recorded by the Partnership                                                $     (840,000)   $      (309,000)
                                                                                    ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss of future and recapture of prior Low Income Housing Credits could occur.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2004 and 2003, the Partnership incurred acquisition fees of $1,072,750, which is included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $54,770 and $19,010, respectively, as of March 31, 2004 and 2003, respectively.

Acquisition costs of 2% of the gross proceeds from the sale of Units as non-accountable reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2004 and 2003, the Partnership incurred acquisition costs of $306,500, which are included in investments in limited partnerships. Accumulated amortization was $15,207 and $4,991 as of March 31, 2004 and 2003, respectively.

WNC Holding, LLC, ("Holding"), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. During the year ended March 31, 2004, two Local Limited Partnerships, totaling $3,584,788 in paid capital contributions and assumption of capital contributions payable, were acquired by the Partnership from Holding. Additionally, for the year ended March 31, 2004 the Partnership incurred financing costs of $17,386 and interest of $92,800 was incurred with Holding in connection with these acquisitions. Accumulated amortization of these acquisition costs was $3,497 and $256 as of March 31, 2004 and 2003, respectively.

A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. Non-accountable organizational offering expense reimbursement and dealer manager fees totaled $613,000 for the year ended March 31, 2004.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnerships' investment in local limited partnerships and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the apartment complexes) of the Local Limited Partnerships. Management fees of $133,152 and $83,630 were incurred during the years ended March 31, 2004 and 2003, respectively, of which $25,000 and $10,000 was paid during the years ended March 31, 2004 and 2003, respectively.

The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $35,315 during the year ended March 31, 2004.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred in the year ended March 31, 2004.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                            March 31
                                                                                ----------------------------------

                                                                                     2004               2003
                                                                                ---------------    ---------------
Asset management fees payable                                                 $        181,782   $         73,630
Organizational, offering and selling costs payable                                           -                200
Commissions payable                                                                          -             38,668
Reimbursements for expenses paid by the General Partner or an affiliate                  1,447              3,059
                                                                                ---------------    ---------------

                                                                              $        183,229   $        115,557
                                                                                ===============    ===============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $         2,000    $          1,000   $          1,000    $          4,000

Operating expenses                            (43,000)            (62,000)           (58,000)            (54,000)

Equity in gains/(losses) of
     limited partnerships                     (88,000)           (335,000)          (295,000)           (122,000)

Net loss                                     (129,000)           (396,000)          (352,000)           (171,000)

Net Loss available to limited
     partners                                (129,000)           (396,000)          (352,000)           (171,000)

Net Loss available per limited
     partner unit                                  (8)                (26)               (23)                (11)


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTSS - CONTINUED

                 For The Years Ended March 31, 2004 and 2003 and
            For The Period August 3, 2001 (Date Operations Commenced)
                             through March 31, 2002

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          7,000    $          4,000   $          5,000    $          4,000

Operating expenses                             (14,000)            (29,000)           (37,000)            (41,000)

Equity in gains/(losses) of
     limited partnerships                        4,000             (18,000)          (232,000)            (63,000)

Net loss                                        (3,000)            (43,000)          (264,000)           (100,000)

Net Loss available to limited
     partners                                   (3,000)            (43,000)          (263,000)           (100,000)

Net Loss available per limited
     partner unit                                   (1)                 (7)               (26)                (13)

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of March 31, 2004, the Partnership had received subscriptions for 15,325 units. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date. During the year ended March 31, 2004, the promissory notes in the amount of $486,293 outstanding at March 31, 2003 were collected in full.


Item 9. Changes  in and  Disagreements  With  Accountants  on  Accounting  and
        Financial Disclosure

NOT APPLICABLE

Item 9a.  Controls and Procedures

As of the end of the period covered by this report,  the  Partnership's  General
Partner, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended
March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates.

Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------
     Inapplicable

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable

(h)  Audit  Committee  Financial  Expert,  and (I)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(i)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(j)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2004 and 2003 approximately $1,983,000 and $1,983,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,064,000 as of March 31, 2004 and 2003 were paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2004 and 2003 the aggregate amount of acquisition fees paid or accrued was approximately $1,073,000 and $1,073,000, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses on a non-accountable basis in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2004 and 2003, the aggregate amount of acquisition fees paid or accrued was approximately $306,000 and $306,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to not to exceed 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $133,000 and $84,000 were incurred for the years ended March 31, 2004 and 2003, respectively.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $35,000 and $16,000 for the years ended March 31, 2004 and 2003 respectively.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price maybe received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits, which approximated $1,000 and $0 for the General Partner for the tax year ended December 31, 2003 and 2002, respectively. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2004 and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)       Securities Authorized for Issuance Under Equity Compensation Plans
          ------------------------------------------------------------------

          The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)       Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)       Security Ownership of Management
          ---------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)       Changes in Control
          ------------------

          The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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


Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent auditors for the years ended March 31:

                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         14,732    $         18,820
Audit-related Fees                                   -              35,000
Tax Fees                                         1,625                   -
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         16,357    $         53,820
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         ------------------------------------------------

          Report of  Independent  Registered  Public  Accounting  Firm-  Reznick
            Fedder & Silverman
          Report of Independent  Registered Public Accounting Firm - BDO Seidman
            LLP
          Balance Sheets, March 31, 2004 and 2003
          Statements of Operations for the years ended March 31, 2004 and 2003 and for the period August 3, 2001(Date Operations Commenced) through March 31, 2002
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2004 and 2003 and for the period August 3, 2001 (Date Operations Commenced) through March 31, 2002
          Statements of Cash Flows for the years ended March 31, 2004 and 2003 and for the period August 3, 2001(Date Operations Commenced) through March 31, 2002
          Notes to Financial Statements

(a)(2)    Financial statement schedules:
          ------------------------------

          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - Reznick Group, PC
          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - BDO Seidman LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K
          --------------------

          NONE

(c)       Exhibits
          ---------

3.1 First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on August 18, 2001 is hereby incorporated herein by reference as Exhibit 3.1.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Operating Agreement of Byhalia Estates, L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated April 1, 2002 is herein incorporated by reference as Exhibit 99.1.

99.2 First amendment to the Amended and Restated Operating Agreement of Byhalia Estates, L.P. filed as Exhibit 10.2 to the current report on Form 8-K dated April 1, 2002 is herein incorporated by reference as
          Exhibit 99.2.

99.3 Amendment to the Amended and Restated Limited Partnership Agreement of Parker Estates Limited Partnership filed as exhibit 10.21 to the current report on Form 8-K dated April 1, 2002 is herein incorporated by reference as Exhibit 99.3.

99.4 First amendment to the Amended and Restated Limited Partnership Agreement of Parker Estates Limited Partnership filed as exhibit 10.4 to the current report on Form 8-K dated April 23, 2002 is herein incorporated by reference as Exhibit 99.4.

99.5 Amended and Restated agreement of Limited Partnership of Preservation Partners III L.P. filed as exhibit 10.1to the current report on Form 8-K dated April 10, 2002 is herein incorporated by reference as exhibit 99.5.

99.6 Amended and Restated agreement of Limited Partnership of Saw Mill Creek II Limited Dividend Housing Association Limited Partnership. filed as exhibit 10.3 to the current report on Form 8-K dated June 5, 2002 is herein incorporated by reference as exhibit 99.6.

99.7 First Amendment to the Amended and Restated agreement of Limited Partnership of Saw Mill Creek II Limited Dividend Housing Association Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated June 5, 2002 is herein incorporated by reference as exhibit 99.7.

99.8 Amended and Restated agreement of Limited Partnership of Mendota I Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated May 31, 2002 is herein incorporated by reference as exhibit 99.8.

99.9 Amended and Restated agreement of Limited Partnership of Calico Terrace Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated July 24, 2002 is herein incorporated by reference as exhibit 99.9.

99.10 First Amendment to the Amended and Restated agreement of Limited Partnership of Calico Terrace Limited Partnership. filed as exhibit
          10.2 to the current report on Form 8-K dated July 24, 2002 is herein incorporated by reference as exhibit 99.10.

99.11 Second Amended and Restated agreement of Limited Partnership of Oakview Terrace Townhomes Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated August 8, 2002 is herein incorporated by reference as exhibit 99.11.

99.12 First Amendment to the Second Amended and Restated agreement of Limited Partnership of Oakview Terrace Townhomes Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated August 8, 2002 is herein incorporated by reference as exhibit 99.12.

99.13 Amended and Restated agreement of Limited Partnership of 505 West Main Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 99.13.

99.14 First Amendment to the Amended and Restated agreement of Limited Partnership of 505 West Main Limited Partnership. filed as exhibit
          10.2 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 99.14.

99.15 Amended and Restated agreement of Limited Partnership of North Davison Partners 99 Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 99.15.

99.16 First Amendment to the Amended and Restated agreement of Limited Partnership of North Davison Partners 99 Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated July 31, 2002 is herein incorporated by reference as exhibit 99.16.

99.17 Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 99.17.

99.18 First Amendment to the Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 99.18.

99.19 Second Amendment to the Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.3 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 99.19.

99.20 Third Amendment to the Amended and Restated agreement of Limited Partnership of McPherson Housing Associates Limited Partnership. filed as exhibit 10.4 to the current report on Form 8-K dated December 6, 2002 is herein incorporated by reference as exhibit 99.20.

99.21 Amended and Restated agreement of Limited Partnership of Harbor Pointe Limited Partnership. filed as exhibit 10.1 to the current report on Form 8-K dated June 30, 2003 is herein incorporated by reference as exhibit 99.21.

99.22 First Amendment to the Amended and Restated agreement of Limited Partnership Harbor Pointe Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K dated June 30, 2003, is herein incorporated by reference as exhibit 99.22.

99.23 Second Amendment to the Amended and Restated agreement of Limited Partnership of Harbor Pointe Limited Partnership. filed as exhibit
          10.3 to the current report on Form 8-K dated June 30, 2003 is herein incorporated by reference as exhibit 99.23.

99.24 Amended and Restated agreement of Limited Partnership of Selman Place Limited Partnership. filed as exhibit 10.4 to the current report on Form 8-K dated June 30, 2003 is herein incorporated by reference as exhibit 99.24.

99.25 First Amendment to the Amended and Restated agreement of Limited Partnership Selman Place Limited Partnership. filed as exhibit 10.5 to the current report on Form 8-K dated June 30, 2003 is herein incorporated by reference as exhibit 99.25.

99.26 Second Amendment to the Amended and Restated agreement of Limited Partnership Selman Place Limited Partnership. filed as exhibit 10.6 to the current report on Form 8-K dated June 30, 2003 is herein incorporated by reference as exhibit 99.26.

99.27 Financial Statements of McPherson Housing Associates Limited Partnership, for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon: a significant subsidiary of the Partnership.

(d)       Financial Statement schedule follow, as set forth in subsection (a)(2)
          ------------------------------------
          hereof.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9


The audit referred to in our report dated November 1, 2004 relating to the 2004 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, based on our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.




/s/ Reznick Group, PC

Bethesda, Maryland
November 1, 2004

 Report of Independent Registered Public Accounting Firm on Financial Statement
                                   Schedules



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




                                             /s/  BDO SEIDMAN, LLP


Costa Mesa, California
June 23, 2003

WNC Housing Tax Credit Fund VI L.P., Series 9
Schedule III
March 31, 2004

                                         -----------------------------  ------------------------------------------------------------
                                              As of March 31, 2004                         As of December 31, 2003
                                         -----------------------------  ------------------------------------------------------------
                                         Total Original                     Mortgage
                                         Investment in      Amount of       Loans of      Property
                                         Local Limited      Investment   Local Limited       and       Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
505 West                  Vermillion,
Main Limited              South
Partnership               Dakota          $ 761,000       $ 684,000      $ 2,111,000     $3,951,000        $(148,000)    $ 3,803,000

Byhalia                   Byhalia,
Estates, L.P.             Mississippi       219,000         219,000          736,000        966,000          (58,000)        908,000

Calico Terrace            Calico
Limited                   Rock,
Partnership               Arkansas          452,000         452,000        1,430,000      1,894,000          (58,000)      1,836,000

Harbor                    Tifton,
Pointe, L.P.              Georgia         1,905,000       1,407,000        2,141,000      4,309,000          (58,000)      4,251,000

McPherson Housing
Associates                McPherson,
Limited Partnership       Kansas          1,770,000       1,695,000        2,009,000      3,931,000         (227,000)      3,704,000

                          Morris,
                          Illinois and
Mendota I, L.P,           Mendota,
an Illinois               Illinois and
limited partnership       Plano,
                          Illinois        1,691,000       1,691,000        2,736,000      4,506,000         (268,000)      4,238,000

North Davison
Partners 99
Limited Partnership,
a South                   Mitchell,
Dakota Limited            South
Partnership               Dakota            481,000         409,000          696,000      1,194,000          (33,000)      1,161,000

Oakview Terrace           North
Townhomes                 Branch,
Limited Partnership       Minnesota       1,108,000         997,000        1,455,000      2,526,000          (68,000)      2,458,000

Parker
Estates, L.P., a
Mississippi limited       Sunflower,
partnership               Mississippi       274,000         274,000          999,000      1,363,000          (85,000)      1,278,000

Preservation
Partners III
Limited
Partnership, an
Illinois limited          Monmouth,
partnership               Illinois          579,000         579,000          792,000      1,373,000          (85,000)      1,288,000

WNC Housing Tax Credit Fund VI L.P., Series 9
Schedule III
March 31, 2004

                                         -----------------------------  ------------------------------------------------------------
                                              As of March 31, 2004                         As of December 31, 2003
                                         -----------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                   Mortgage
                                         Investment in      Amount of     Loans of        Property
                                         Local Limited      Investment   Local Limited      and        Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
Saw Mill Creek II
Limited Dividend
Housing Association
Limited Partnership, a
Michigan limited          Vicksburg,
partnership               Michigan          383,000         322,000        1,203,000      1,586,000         (142,000)      1,444,000

Selman                    Bainbridge,
Place, L.P.               Georgia         1,679,000       1,329,000        2,401,000      4,304,000          (83,000)      4,221,000

Villas of                 Coon Rapids,
Palm L.P.                 Minnesota         241,000               -                -              -                -               -
                                       ------------   -------------      -----------    -----------       -----------    -----------

                                      $  11,543,000  $   10,058,000     $ 18,709,000   $ 31,903,000     $ (1,313,000)   $ 30,590,000
                                       ============   =============      ===========    ===========       ===========    ===========

WNC Housing Tax Credit Fund VI, Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships

                                         -------------------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2003
                                         -------------------------------------------------------------------------------------------
          Partnership Name                Rental             Net            Year Investment                         Estimated Useful
                                          Income         Income/(loss)         Acquired             Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
505 West Main Limited
Partnership                                 $ 357,000       $ (110,000)         2002               Completed                 40

Byhalia Estates, L.P.                         124,000           (1,000)         2002               Completed                 40

Calico Terrace Limited
Partnership                                   140,000          (18,000)         2002               Completed                 25

Harbor Pointe, L.P.                            64,000         (105,000)         2001               Completed                 40

McPherson Housing Associates
Limited Partnership                           338,000         (229,000)         2002               Completed                 40

Mendota I, L.P., an Illinois
limited partnership                           466,000          (46,000)         2002               Completed                 40

North Davison Partners 99
Limited Partnership, a South
Dakota Limited Partnership                    130,000          (12,000)         2002               Completed                 30

Oakview Terrace Townhomes
Limited Partnership                            96,000          (37,000)         2002               Completed                 40

Parker Estates, L.P., a
Mississippi limited partnership               175,000           15,000          2002               Completed                 40

Preservation Partners III
Limited Partnership, an
Illinois limited partnership                  116,000          (73,000)         2002               Completed                 40

Saw Mill Creek II Limited
Dividend Housing Association
Limited Partnership, a
Michigan limited partnership                  111,000          (79,000)         2002               Completed                 27.5

Selman Place, L.P.                            105,000          (81,000)         2001               Completed                 40

Villas of Palm L.P.                                 -                -          2004               Completed                 30

                                           ------------      -----------
                                          $ 2,222,000       $ (776,000)
                                           ============      ===========

WNC Housing Tax Credit Fund VI L.P., Series 9
Schedule III
March 31, 2003

                                         -----------------------------  ------------------------------------------------------------
                                             As of March 31, 2003                          As of December 31, 2002
                                         -----------------------------  ------------------------------------------------------------
                                         Partnership's
                                         Total Original                    Mortgage
                                         Investment in      Amount of      Loans of       Property
                                         Local Limited      Investment   Local Limited       and       Accumulated         Net Book
   Partnership Name       Location       Partnerships      Paid to Date  Partnerships     Equipment    Depreciation          Value
----------------------------------------------------------------------  ------------------------------------------------------------
505 West                  Vermillion,
Main Limited              South
Partnership               Dakota          $ 761,000       $ 685,000      $ 1,806,000   $ 3,891,000         $ (49,000)    $ 3,842,000

Byhalia                   Byhalia,
Estates, L.P.             Mississippi       244,000         183,000          591,000       967,000           (24,000)        943,000

Calico Terrace            Calico
Limited                   Rock,
Partnership               Arkansas          452,000         312,000        1,326,000     1,730,000           (11,000)      1,719,000

McPherson Housing
Associates                McPherson,
Limited Partnership       Kansas          1,770,000       1,695,000        2,157,000     3,930,000           (83,000)      3,847,000

                          Morris,
                          Illinois and
Mendota I, L.P,           Mendota,
an Illinois               Illinois and
limited partnership       Plano,
                          Illinois        1,701,000       1,616,000        2,749,000     4,481,000          (112,000)      4,369,000

North Davison
Partners 99
Limited Partnership,
a South                   Mitchell,
Dakota Limited            South
Partnership               Dakota            482,000         410,000          673,000       949,000           (11,000)        938,000

Oakview Terrace           North
Townhomes                 Branch,
Limited Partnership       Minnesota       1,108,000         997,000          441,000     1,436,000                 -       1,436,000

Parker
Estates, L.P., a
Mississippi limited       Sunflower,
partnership               Mississippi       328,000         246,000          939,000     1,363,000           (37,000)      1,326,000

Preservation
Partners III
Limited
Partnership, an
Illinois limited          Monmouth,
partnership               Illinois          579,000         492,000          821,000     1,362,000           (29,000)      1,333,000

Saw Mill Creek II
Limited Dividend
Housing Association
Limited Partnership, a
Michigan limited          Vicksburg,
partnership               Michigan          383,000         322,000        1,172,000     1,587,000           (53,000)      1,534,000

                                       ------------   -------------      -----------    -----------       -----------    -----------

                                      $   7,808,000  $    6,958,000     $ 12,675,000  $ 21,696,000      $   (409,000)   $ 21,287,000
                                       ============   =============      ===========    ===========       ===========    ===========

WNC Housing Tax Credit Fund VI, Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships

                                         -------------------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2003
                                         -------------------------------------------------------------------------------------------
          Partnership Name                Rental             Net            Year Investment                         Estimated Useful
                                          Income         Income/(loss)         Acquired             Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
505 West Main Limited
Partnership                                 $ 208,000        $ (74,000)         2002               Completed                   40

Byhalia Estates, L.P.                         101,000                -          2002               Completed                   40

Calico Terrace Limited
Partnership                                    64,000            6,000          2002               Under construction          25

McPherson Housing Associates
Limited Partnership                           199,000         (142,000)         2002               Completed                   40

Mendota I, L.P.,an Illinois
limited partnership                           478,000           30,000          2002               Completed                   40

North Davison Partners 99
Limited Partnership                           104,000          (22,000)         2002               Under construction          30

Oakview Terrace Townhomes
Limited Partnership                                 -            3,000          2002               Under construction         N/A

Parker Estates, L.P., a
Mississippi limited partnership               118,000          (26,000)         2002               Completed                   40

Preservation Partners III
Limited Partnership, an
Illinois limited partnership                   99,000           11,000          2002               Under construction          40

Saw Mill Creek II Limited
Dividend Housing Association
Limited Partnership, a
Michigan limited partnership                   63,000          (41,000)         2002               Completed                 27.5
                                          ------------      ------------

                                          $ 1,434,000       $ (255,000)
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

Date: February 23, 2005

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

Date: February 23, 2005



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: February 23, 2005



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date: February 23, 2005



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date: February 23, 2005