Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-02-23
CIK 1156445

Microsoft Word 11.0.5604;




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2004



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
         June 30, 2004 and March 31, 2004......................................3

     Statements of Operations
         For the Three Months Ended June 30, 2004 and 2003.....................4

     Statement of Partners' Equity (Deficit)
         For the Three Months Ended June 30, 2004..............................5

     Statements of Cash Flows
         For the Three Months Ended June 30, 2004 and 2003.....................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......15

     Item 4.  Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................15

     Item 2.  Changes in Securities and Use of Proceed........................15

     Item 3.  Defaults Upon Senior Securities.................................15

     Item 4.  Submission of Matters to a Vote of Security Holders.............15

     Item 5.  Other Information.............................................. 15

     Item 6.  Exhibits....................................................... 15

     Signatures...............................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                               June 30, 2004              March 31, 2004
                                                           ----------------------      ---------------------
ASSETS                                                          (unaudited)
Cash and cash equivalents                               $             1,356,641    $               1,709,308
Interest and notes receivables                                              146                          146
Investments in limited partnerships (Notes 2 and 3)                  11,628,493                   11,827,145
                                                           ----------------------      ----------------------

                                                        $            12,985,280    $              13,536,599
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)         $             1,139,438    $               1,484,983
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                         211,926                      183,229
                                                           ----------------------      ----------------------

                                                                      1,351,364                    1,668,212
                                                           ----------------------      ----------------------

Commitments and contingencies

Partners'  Equity  (Deficit)

     General Partner                                                     (2,404)                      (2,170)
     Limited partners (25,000 units authorized;
     15,325 units issued and  outstanding )                          11,636,320                   11,870,557
                                                           ----------------------      ----------------------

     Total Partners' Equity                                          11,633,916                   11,868,387
                                                           ----------------------      ----------------------

                                                        $            12,985,280    $              13,536,599
                                                           ======================      ======================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)



                                                                  2004                            2003
                                                        -------------------------        -----------------------
                                                              Three Months                    Three Months
                                                        -------------------------        -----------------------
       Interest Income                                $                  2,280         $                2,017
                                                        -------------------------        -----------------------

       Operating expenses
          Amortization                                                  12,555                         11,637
          Asset management fees                                         36,277                         25,683
          Legal and accounting                                           1,525                          3,570
          Other                                                          1,490                          2,483
                                                        -------------------------        -----------------------
            Total operating expenses                                    51,847                         43,373
                                                        -------------------------        -----------------------

       Loss from operations                                            (49,567)                       (41,356)

       Equity in losses of
         limited partnerships                                         (184,904)                       (87,508)
                                                        -------------------------        -----------------------

       Net loss                                       $               (234,471)        $             (128,864)
                                                        =========================        =======================

       Net loss allocated to :
            General Partner                           $                   (234)        $                 (129)
                                                        =========================        =======================

            Limited Partners                          $               (234,237)        $             (128,735)
                                                        =========================        =======================

       Net loss per limited partner unit              $                    (15)        $                   (8)
                                                        =========================        =======================

       Outstanding weighted
         limited partner units                                          15,325                         15,325
                                                        =========================        =======================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2004
                                   (unaudited)



                                                        General Partner         Limited Partners              Total
                                                       ------------------      --------------------    --------------------

Partners' equity (deficit), March 31, 2004           $           (2,170)     $        11,870,557     $        11,868,387

Net loss                                                           (234)                (234,237)               (234,471)
                                                       ------------------      --------------------    --------------------

Partners' equity (deficit), June 30, 2004            $           (2,404)     $        11,636,320     $        11,633,916
                                                       ==================      ====================    ====================




                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)




                                                                     2004                      2003
                                                              -------------------      ---------------------
Cash flows from operating activities:
    Net loss                                                $          (234,471)     $            (128,864)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Equity in losses of limited partnerships                        184,904                     87,508
        Interest receivable                                                   -                     (1,768)
        Amortization                                                     12,555                     11,637
        Accrued fees and expenses due to
          General Partner and affiliates                                 28,697                     31,536
                                                              -------------------      ---------------------
    Net cash (used in) provided by operating activities                  (8,315)                        49
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                       (345,545)                   (48,433)
        Distribution from limited partnerships                            1,193                          -
        Capitalized received acquisition fees and costs                       -                   (103,973)
                                                              -------------------      ---------------------
    Net cash used in investing activities                              (344,352)                  (152,406)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Offering expenses payable                                             -                     (5,285)

    Net decrease in cash and cash equivalents                          (352,667)                  (157,642)

    Cash and cash equivalents, beginning of period                    1,709,308                  4,521,172
                                                                                       ---------------------
                                                              -------------------
    Cash and cash equivalents, end of period                $         1,356,641      $           4,363,530
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION

    Taxes paid                                              $                 -       $                  -
                                                              ===================      =====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partners have no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2004, 15,323 Units, representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                       For the Quarter Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                       For the Quarter Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,983,375 at the end of all periods presented.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                       For the Quarter Ended June 30, 2004
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2004, the Partnership had no cash equivalents.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships each of which owns one Housing Complex except for one which ones three Housing Complexes. Collectively, the Housing Complexes consist of an aggregate of 506 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Equity in losses of the local limited partnerships is recognized in the financial statements until the related investments account is reduced to a zero balance. Losses incurred after the investments account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                               For the Three              For the Year
                                                             Months Ended June          Ended March 31,
                                                                  30, 2004                    2004
                                                            ---------------------      -------------------
Investments  in  limited  partnerships,   beginning  of
period                                                    $          11,827,145      $         8,870,849
Capital contributions paid, net                                               -                3,099,814
Capital contributions payable                                                 -                  635,663
Equity in losses of limited partnership                                (184,904)                (839,570)
Distributions received from limited partnerships                         (1,193)                    (580)
Capitalized acquisition fees and costs                                        -                  110,186
Amortization of capitalized warehouse interest and fees                  (1,062)                  (3,241)
Amortization of capitalized acquisition fees and costs                  (11,493)                 (45,976)
                                                            ---------------------      -------------------

Investments in limited partnerships, end of period        $          11,628,493      $        11,827,145
                                                            =====================      ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, Continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                          2004                       2003
                                                                 --------------------         ------------------

      Revenues                                                 $            578,000         $          534,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   156,000                    159,000
         Depreciation & amortization                                        227,000                    167,000
         Operating expenses                                                 389,000                    296,000
                                                                 --------------------         ------------------
             Total expenses                                                 772,000                    622,000
                                                                 --------------------         ------------------

      Net loss                                                 $           (194,000)        $          (88,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $           (178,000)        $          (88,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $           (178,000)        $          (88,000)
                                                                 ====================         ==================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $63,710 and $54,770 as of June 30 and March 31, 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $17,761 and $15,207 as of June 30 and March 31, 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(c)  An annual asset  management  fee not to exceed 0.5% of the invested  assets
     (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited
     Partnerships. Management fees of $36,277 and $25,683 were incurred for the three months ended June 30, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $6,250 and $0 of these fees during the three months ended June 30, 2004 and 2003, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership
     Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $4,346 and $0 during the three months ended June 30, 2004 and 2003, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                    June 30, 2004              March 31, 2004
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                211,809    $               181,782
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                           117                      1,447
                                                                ----------------------      ---------------------

         Total                                               $                211,926    $               183,229
                                                                ======================      =====================

The General Partners do not anticipate that these accrued fees will be paid in full until such timas as capital reserves are in excess of the future forseeable working capital requirements of the Partnerships.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,139,438 and $1,484,983 at June 30 and March 31, 2004, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $1,357,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $11,628,000. Liabilities at June 30, 2004 consisted primarily of $1,139,000 of notes payable to local limited partnerships and $212,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(234,000) reflecting an increase of $(105,000) from the net loss of $(129,000) experienced for the three months ended June 30, 2003. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships of $(97,000) due to losses of $(88,000) for the three months ended June 30, 2003 compared to losses of $(185,000) for the three months ended June 30, 2004 due to properties becoming fully operational during 2004. Along with the increase of equity in losses from limited partnerships, the loss from operations increased by $(8,000) due to an increase in operating expenses of approximately $(8,000) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in expenses is primarily due to a $(10,000) increase in asset management fees, along with a $(1,000) increase in amortization offset by a decrease of $2,000 for legal and accounting and $1,000 decrease in other expenses.

Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net decrease in cash during the three months ended June 30, 2004 was $(353,000), compared to a net decrease in cash for the three months ended June 30, 2003 of $(158,000) reflecting a net increase of cash used of $(195,000). The change in net cash is due to an increase of cash used in investing activities of $(192,000), largely due to an increase of $(297,000) paid to limited partnerships and a decrease of $104,000 paid for acquisition costs. Along with an increase in net cash used by operating activities of $(8,000). Additionally, there was a decrease in cash used in financing activities of $5,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          NOT APPLICABLE

Item 4.   Controls and Procedures

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.


Date:  February 23, 2005




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 23, 2005