Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-02-23
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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


                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
         September 30, 2004 and March 31, 2004.................................3

     Statements of Operations
         For the Six Months Ended September 30, 2004 and 2003..................4

     Statement of Partners' Equity (Deficit)
         For the Six Months Ended September 30, 2004...........................5

     Statements of Cash Flows
         For the Six Months Ended September 30, 2004 and 2003..................6

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

     Item 1.  Legal Proceedings...............................................15

     Item 2.  Changes in Securities and Use of Proceed........................15

     Item 3.  Defaults Upon Senior Securities.................................15

     Item 4.  Submission of Matters to a Vote of Security Holders.............15

     Item 5.  Other Information...............................................15

     Item 6.  Exhibits........................................................16

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                            September 30, 2004            March 31, 2004
                                                            ------------------            --------------
ASSETS                                                          (unaudited)

Cash and cash equivalents                                $             857,766     $            1,709,308
Interest and notes receivables                                             146                        146
Investments in limited partnerships (Notes 2
and 3)                                                              11,418,415                 11,827,145
                                                           -------------------      ---------------------

                                                         $          12,276,327     $           13,536,599
                                                           ===================      =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $             639,573     $            1,484,983
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                        239,786                    183,229
                                                           -------------------      ---------------------

                                                                       879,359                  1,668,212
                                                           -------------------      ---------------------

Commitments and contingencies

Partners'  Equity  (Deficit)

     General partner                                                   (2,641)                    (2,170)
     Limited partners (25,000 units authorized;
     15,325 units issued and  outstanding )                         11,399,609                 11,870,557
                                                           -------------------      ---------------------

     Total Partners' Equity                                         11,396,968                 11,868,387
                                                           -------------------      ---------------------

                                                         $          12,276,327     $           13,536,599
                                                           ===================      =====================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                             2004                                     2003
                                                -------------------------------         --------------------------------
                                                   Three              Six                  Three               Six
                                                   Months            Months                Months             Months
                                                -------------     -------------         --------------    --------------
   Interest Income                            $      1,337      $      3,617          $      1,463      $      3,480
                                                -------------     -------------         --------------    --------------

   Operating expenses:
     Amortization (Note 3)                          12,556            25,112                12,504            24,141
     Asset management fees (Note 3)                 36,277            72,554                35,823            61,506
     Legal and accounting                            4,200             5,725                 8,915            12,485
     Other                                             348             1,839                 5,054             7,537
                                                -------------     -------------         --------------    --------------

       Total operating expenses                     53,381           105,230                62,296           105,669
                                                -------------     -------------         --------------    --------------

   Loss from operations                            (52,044)         (101,613)              (60,833)         (102,189)

   Equity in losses of limited
      Partnerships (Note 2)                       (184,904)         (369,806)             (334,692)         (422,200)
                                                -------------     -------------         --------------    --------------

   Net loss                                   $   (236,948)     $   (471,419)         $   (395,525)    $    (524,389)
                                                =============     =============         ==============    ==============

   Net loss allocated to :
        General Partner                       $       (237)     $       (471)         $       (395)    $        (524)
                                                =============     =============         ==============    ==============

        Limited Partners                      $   (236,711)     $   (470,948)         $   (395,130)    $    (523,865)
                                                =============     =============         ==============    ==============

   Net loss per weighted limited
      partner unit                            $        (15)     $        (31)         $        (26)    $         (34)
                                                =============     =============         ==============    ==============

   Outstanding weighted
     limited partner units                          15,325            15,325                15,325            15,325
                                                =============     =============         ==============    ==============




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2004
                                   (unaudited)



                                                        General Partner         Limited Partners              Total
                                                        ---------------         ----------------              -----

Partners' equity (deficit), March 31, 2004           $            (2,170 )    $         11,870,557     $      11,868,387

Net loss                                                            (471 )                (470,948 )            (471,419)
                                                       ------------------      --------------------     -----------------

Partners' equity (deficit), September 30, 2004       $            (2,641 )    $         11,399,609     $      11,396,968
                                                       ==================      ====================     =================





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                                     2004                    2003
                                                                     ----                    ----
Cash flows from operating activities:
    Net loss                                                $          (471,419)     $         (524,389)
    Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:

        Equity in losses of limited partnerships                        369,806                 422,200
        Interest receivable                                                   -                  (1,426)
        Amortization                                                     25,112                  24,141
        Accrued fees and expenses due to
          General Partner and affiliates                                 56,557                  50,332
                                                              ------------------      ------------------
    Net cash used in operating activities                               (19,944)                (29,142)
                                                              ------------------      ------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                       (834,113)             (3,037,996)
        Distribution received from limited partnerships                   2,515                       -
                                                              ------------------      ------------------
    Net cash used in investing activities                              (831,598)             (3,037,996)
                                                              ------------------      ------------------

Cash flows from financing activities:
        Capital contributions receivable                                      -                 345,500
        Subscriptions receivable                                              -                   3,226
        Offering expenses payable                                             -                 (29,670)
                                                              ------------------      ------------------
    Net cash provided by financing activities                                 -                 319,056
                                                              ------------------      ------------------

    Net change in cash and cash equivalents                            (851,542)             (2,748,082)

    Cash and cash equivalents, beginning of period                    1,709,308               4,521,172
                                                              ------------------      ------------------

    Cash and cash equivalents, end of period                $           857,766      $        1,773,090
                                                              ==================      ==================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION

    Taxes paid                                              $                 -       $               -
                                                              ==================      ==================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2004, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships each of which owns one Housing Complex except for one that owns three Housing Complexes. Collectively, the Housing Complexes consist of an aggregate of 506 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Six Months           For the Year
                                                            Ended September 30,         Ended March 31,
                                                                    2004                      2004
                                                            --------------------      -------------------

Investments  in  limited  partnerships,   beginning
of period                                                  $        11,827,145       $        8,870,849
Capital contributions paid, net                                              -                3,099,814
Capital contributions payable                                                -                  635,663
Equity in losses of limited partnership                               (369,806)                (839,570)
Capitalized acquisition fees and costs                                       -                  110,186
Tax credit adjustment                                                  (11,297)                       -
Distributions received from limited partnerships                        (2,515)                    (580)
Amortization of warehouse interest and fees                             (2,123)                  (3,241)
Amortization of capitalized acquisition fees and costs                 (22,989)                 (45,976)
                                                            --------------------      -------------------

Investments in limited partnerships, end of period         $        11,418,415       $       11,827,145
                                                            ====================      ===================


                                       11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                         2004                        2003
                                                                 --------------------         ------------------

      Revenues                                                  $         1,156,000          $       1,047,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   312,000                    295,000
         Depreciation & amortization                                        455,000                    455,000
         Operating expenses                                                 777,000                    719,000
                                                                 --------------------         ------------------
             Total expenses                                               1,544,000                  1,469,000
                                                                 --------------------         ------------------

      Net loss                                                  $          (388,000)         $        (422,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                    $          (370,000)         $        (422,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                     $          (370,000)         $        (422,000)
                                                                 ====================         ==================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $72,651 and $54,770 as of September 30 and March 31, 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $20,315 and $15,207 as of September 30, 2004 and March 31, 2004, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $72,554 and $61,506 were incurred for the six months ended September 30, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $18,750 and $10,000 of these fees during the six months ended September 30, 2004 and 2003, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, continued

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements ere approximately $4,812 and $21,197 during the six months ended September 30, 2004 and 2003, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2004            March 31, 2004
                                                                ----------------------      ---------------------
       Asset management fees payable                         $                235,586    $               181,782
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         4,200                      1,447
                                                                ----------------------      ---------------------

         Total                                               $                239,786    $               183,229
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

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $639,573 and $1,484,983 at September 30 and March 31, 2004, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis discusses the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $858,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $11,418,000. Liabilities at September 30, 2004 consisted primarily of $640,000 of notes payable to local limited partnerships and $240,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three  Months  Ended  September  30,  2004  Compared to the Three  Months  Ended
September  30,  2003.  The  Partnership's  net loss for the three  months  ended
September 30, 2004 was $(237,000), reflecting a decrease of approximately $159,000 from the net loss of $(396,000) experienced for the three months ended September 30, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $150,000 due to losses of $(335,000) for the three months ended September 30, 2003 compared to losses of $(185,000) for the three months ended September 30, 2004. During 2004, properties were stabilizing as such losses were less than in 2003. Along with the decrease of equity in losses from limited partnerships, the loss from operations decreased by $9,000 due to a decrease in operating expenses of approximately $9,000 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in expenses is due to a decrease of $5,000 for legal and accounting and a $5,000 decrease for other operating expenses offset by a $(1,000) increase in asset management fees.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(471,000), reflecting a decrease of $53,000 from the net loss of $(524,000) experienced for the six months ended September 30, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $52,000 due to losses of $(422,000) for the six months ended September 30, 2003 compared to losses of $(370,000) for the six months ended September 30, 2004. Along with the decrease of equity in losses from limited partnerships, the loss from operations decreased by $1,000 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003. The decrease in expenses is primarily due to a $7,000 decrease in legal and accounting, a $6,000 decrease in other operating expenses offset by an increase of $(11,000) for asset management fees and $(1,000) increase in amortization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. Net decrease in cash during the six months ended September 30, 2004 was $(852,000), compared to a net decrease in cash for the six months ended September 30, 2003 of $(2,748,000) reflect a net change of $1,896,000. The change in net cash is due to a decrease of cash used in investing activities of $2,206,000 primarily due to a decrease of payments on notes payable to limited partnerships of $2,204,000 and a $2,000 increase of distributions from Limited Partnerships. Along with a decrease in cash provided by financing activities of $(320,000) largely due to the completion of the syndication process. There was also a decrease of $10,000 in cash used in operating activities.


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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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