Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-02-24
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

|X|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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


                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheets
              December 31, 2004 and March 31, 2004.............................3

              Statements of Operations
              For the Three and Nine Months Ended December 31, 2004 and 2003...4

              Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2004......................5

              Statements of Cash Flows
              For the Nine Months Ended December 31, 2004 and 2003.............6

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

     Item 2.  Changes in Securities and Use of Proceeds.......................15

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

     Item 5.  Other Information...............................................15

     Item 6.  Exhibits........................................................16

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                               December 31, 2004              March 31, 2004
                                                           ----------------------      ---------------------
                                                                (unaudited)
ASSETS

Cash and cash equivalents                                $               695,637    $              1,709,308
Interest and notes receivables                                               146                         146
Investments in limited partnerships (Notes 2 and 3)                   11,220,956                  11,827,145
                                                           ----------------------      ----------------------

Total Assets                                             $            11,916,739    $             13,536,599
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships(Note 4)            $               491,907    $              1,484,983
     Accrued fees and expenses due to
       General Partner and affiliates(Note 3)                            265,951                     183,229
                                                           ----------------------      ----------------------

Total Liabilities                                                        757,858                   1,668,212
                                                           ----------------------      ----------------------

Commitments and contingencies

Partners'  Equity  (Deficit)

     General Partner                                                      (2,880)                     (2,170)
     Limited partners (25,000 units authorized;
       15,325 units issued and  outstanding )                         11,161,761                  11,870,557
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           11,158,881                  11,868,387
                                                           ----------------------      ----------------------

Total liabilities and partners' equity                   $            11,916,739    $             13,536,599
                                                           ======================      ======================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)




                                                             2004                                    2003
                                                -------------------------------         --------------------------------
                                                    Three             Nine                  Three             Nine
                                                   Months            Months                 Months            Months
                                                -------------     -------------         --------------    --------------
   Interest Income                            $         951    $       4,568         $          830    $        4,310

   Operating expenses:
      Amortization (Note 3)                          12,556           37,667                 12,520            36,661
      Asset Management fees (Note 3)                 36,277          108,831                 35,823            97,329
      Legal and accounting fees                       4,200            9,925                  2,612            15,097
      Other                                           1,102            2,941                  6,690            14,227
                                                -------------     -------------         --------------    --------------

       Total operating expenses                      54,135          159,364                 57,645           163,314
                                                -------------     -------------         --------------    --------------

   Loss from operations                             (53,184)        (154,796)               (56,815)         (159,004)

   Equity in losses of limited
      Partnerships (Note 2)                        (184,903)        (554,710)              (295,087)         (717,287)
                                                -------------     -------------         --------------    --------------

   Net loss                                   $    (238,087)   $    (709,506)        $     (351,902)   $     (876,291)
                                                =============     =============         ==============    ==============

   Net loss allocated to :
        General Partner                       $        (238)   $        (710)        $         (352)   $         (876)
                                                =============     =============         ==============    ==============

        Limited Partners                      $    (237,849)   $    (708,796)        $     (351,550)   $     (875,415)
                                                =============     =============         ==============    ==============

   Net loss per weighted limited
      partner unit                            $         (16)   $         (46)        $          (23)   $          (57)
                                                =============     =============         ==============    ==============

   Outstanding weighted
     limited partner units                           15,325           15,325                 15,325            15,325
                                                =============     =============         ==============    ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)

                                                        General Partner         Limited Partners              Total
                                                       ------------------      --------------------    --------------------
Partners' equity (deficit), March 31, 2004           $            (2,170)   $           11,870,557    $          11,868,387

Net loss                                                           (710)                 (708,796)                (709,506)
                                                       ------------------      --------------------    --------------------

                                                     $
Partners' equity (deficit), December 31, 2004                    (2,880)     $          11,161,761   $          11,158,881
                                                       ==================      ====================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                                     2004                      2003
                                                              -------------------      ---------------------
Cash flows from operating activities:
    Net income (loss)                                       $          (709,506)     $            (876,291)
    Adjustments to reconcile net income to net
      cash used in operating activities:
        Equity in losses of limited partnerships                        554,710                    717,287
        Interest receivable                                                   -                      2,167
        Amortization                                                     37,667                     36,661
        Accrued fees and expenses due to
          General Partner and affiliates                                 82,722                     70,845
                                                              -------------------      ---------------------
    Net cash used in operating activities                               (34,407)                   (49,331)
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                       (981,779)                (3,037,140)
        Capitalized acquisition fees and costs                                -                   (110,186)
        Distribution from limited partnerships                            2,515                          -
                                                              -------------------      ---------------------
Net cash used in investing activities                                  (979,264)                (3,147,326)
                                                              -------------------      ---------------------

Cash flows from financing activities:
        Subscriptions receivable                                              -                    420,493
        Offering expenses                                                     -                    (34,914)
                                                              -------------------      ---------------------
Net cash provided by financing activities                                     -                    385,579
                                                              -------------------      ---------------------

Net decrease in cash and cash equivalents                            (1,013,671)                (2,811,078)

Cash and cash equivalents, beginning of period                        1,709,308                  4,521,172
                                                              -------------------      ---------------------
Cash and cash equivalents, end of period                    $           695,367      $           1,710,094
                                                              ===================      =====================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Taxes paid                                                  $                 -      $                   -
                                                              ===================      =====================

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership and General Partner have no employees of their own.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)



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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,983,375 as of December 31, 2004 and March 31, 2004.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation does not have a material impact on the financial statements of the Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                             For the Nine Months            For the Year
                                                                     Ended                      Ended
                                                                December 31,2004           March 31,2004
                                                            ----------------------     -------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           11,827,145     $         8,870,849
Capital contributions paid, net                                                -               3,099,814
Capital contributions payable                                                  -                 635,663
Equity in losses of limited partnership                                 (554,710)               (839,570)
Tax credit adjustments                                                   (11,297)                      -
Capitalized acquisition fees and costs                                         -                 110,186
Distributions received from limited partnerships                          (2,515)                   (580)
Amortization of capitalized warehouse interest and fees                   (3,184)                 (3,241)
Amortization of capitalized acquisition fees and costs                   (34,483)                (45,976)
                                                            ----------------------     -------------------

Investments in limited partnerships, end of period        $           11,220,956     $       (11,827,145)
                                                            ======================     ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                          2004                       2003
                                                                 --------------------         ------------------

      Revenues                                                 $          1,734,000         $        1,708,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   467,000                    466,000
         Depreciation & amortization                                        683,000                    786,000
         Operating expenses                                               1,166,000                  1,174,000
                                                                 --------------------         ------------------
             Total expenses                                               2,316,000                  2,426,000
                                                                 --------------------         ------------------

      Net loss                                                 $           (582,000)        $         (718,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $           (555,000)        $         (717,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $           (555,000)        $         (717,000)
                                                                 ====================         ==================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officer, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $81,592 and $54,770 as of December 31 and March 31, 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $22,869 and $15,207 as of December 31, 2004 and March 31, 2004, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $108,831 and $97,329 were incurred in the nine months ended December 31, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $25,000 of these fees during each of the nine months ended December 31, 2004 and 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership
     Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $13,975and $30,808 during the nine months ended
     December 31, 2004 and 2003, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                    December 31, 2004             March 31, 2004
                                                                ----------------------      ---------------------

       Asset management fees payable                         $                265,613    $               181,782
       Reimbursements for expenses paid by the
        General Partner and affiliates                                            338                      1,447
                                                                ----------------------      ---------------------

         Total                                               $                265,951    $               183,229
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

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $491,907 and $1,484,983 at December 31, 2004 and March 31, 2004, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis discusses the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $696,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $11,221,000. Liabilities at December 31, 2004 primarily consisted of $492,000 of notes payable to limited partnerships and $266,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(238,000), reflecting a decrease of approximately $114,000 from the net loss of $(352,000) experienced for the three months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $110,000 due to losses of $(295,000) for the three months ended December 31, 2003 compared to losses of $(185,000) for the three months ended December 31, 2004. During 2004, properties were stabilizing as such losses decreased compared to 2003. Along with the decrease of equity in losses from limited partnerships, the loss from operations decreased by $4,000 due to a decrease of $6,000 for other operating expenses offset by an increase of $(2,000) for legal and accounting expenses.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(709,000), reflecting a decrease of $167,000 from the net loss of $(876,000) experienced for the nine months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $163,000 due to losses of $(717,000) for the nine months ended December 31, 2003 compared to losses of $(554,000) for the nine months ended December 31, 2004. During 2004, properties were stabilizing as such losses decreased compared to 2003. Along with the decrease of equity in losses from limited partnerships, the loss from operations decreased by $4,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The decrease was due to a $11,000 decrease in other operating expenses, a $5,000 decrease in legal and accounting expenses offset by an increase of $(11,000) for asset management fees and $(1,000) increase in amortization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net decrease in cash during the nine months ended December 31, 2004 was $(1,014,000), compared to a net decrease in cash for the nine months ended December 31, 2003 of $(2,811,000) resulting in a net change of $1,797,000. The change in net cash is due to a decrease of cash used in investing activities of $2,168,000 primarily due to a decrease of payments on notes payable to limited partnerships of $2,055,000, a decrease of $110,000 for payments of acquisition fees and costs along with a $3,000 increase of distributions from limited partnerships. There was also a decrease in cash provided by financing activities of $(386,000) primarily due to the completion of the syndication process. There was also a decrease of $15,000 in cash used in operating activities largely due to the $12,000 increase in accrued fees and expenses due to the General Partner and affiliates.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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