Form 10-K
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-12-09
CIK 1156445

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9


                                   Exceptions

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from         to
                                           ---------  --------
                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9
             (Exact name of registrant as specified in its charter)

                California                             33-0974533
              (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)


                  17782 Sky Park Circle                      92614-6404
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

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                      ------  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                        [ ]

Indicate by check mark whether the registrant is an accelerated filer.
Yes          No      X
   ----------  -----------
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

NONE

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 9 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 17, 2001 and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11 initially filed on August 16, 2001. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multi-family housing complexes that are eligible for Federal Low-Income Housing Tax and, in certain cases, California Low Income Housing Tax Credits ("Low Income Housing Credit").

The General Partner of the Partnership is WNC & Associates, Inc.("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

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

As of March 31, 2005, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns one Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes which are eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Exit Strategy

The IRS compliance period for Low Income Housing Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as the dates and for the periods indicated:

                                           ---------------------------------------  --------------------------------------------
                                                    As of March 31, 2005                       As of December 31, 2004
                                           ---------------------------------------  --------------------------------------------
                                                       Partnership's                                Original
                                                       Total Original                               Estimated
                                    General            Investment in   Amount of  Number          Aggregate        Mortgage Loans of
Local Limited                       Partner            Local Limited  Investment   of             Low Income         Local Limited
Partnership Name      Location      Name               Partnerships  Paid to Date Units Occupancy Housing Credits(1)  Partnerships
-----------------------------------------------------------------------------------------------------------------------------------
505 West Main         Vermillion,    Crane & Fowler
Limited               South Dakota   Investments,L.L.C.
Partnership                          & Sioux Falls
                                     Environmental       $ 709,000    $  684,000   40    100%     $ 1,087,000        $  1,818,000
                                     Access, Inc.

Byhalia Estates, L.P. Byhalia,       SEMC, Inc.            219,000       219,000   25    100%         349,000             730,000
                      Mississippi

Calico Terrace        Calico Rock,   River Valley
Limited Partnership   Arkansas       Planning &
                                     Development Corp.     452,000       452,000   29    100%         645,000           1,422,000

Harbor Pointe, L.P.   Tifton,        BC Holdings, LLC    1,905,000     1,554,000   56     96%       2,540,000           2,138,000
                      Georgia

McPherson Housing
Associates            McPherson,     ERC Properties, Inc.
Limited Partnership   Kansas                             1,770,000     1,770,000   72     85%       2,313,000           1,990,000

Mendota I, L.P.       Morris,        Affordable Housing
an Illinois           Illinois       Development Fund,
Limited Partnership   and Mendota,   Inc.
                      Illinois and
                      Plano, Illinois                    1,691,000     1,691,000   96     90%       2,297,000           2,722,000

North Davison         Mitchell,      Crane & Fowler
Partners 99           South Dakota   L.L.C. & Sioux Falls
Limited Partnership,                 Environmental         470,000       470,000   20     90%         688,000             696,000
a South Dakota                       Access, Inc.
Limited
Partnership

Oakview Terrace       North Branch,  Curtis G.
                                     Carlson Co.,
Townhomes             Minnesota      Inc., M.F.
                                     Carlson Co.,
Limited Partnership                  Inc., Robert        1,108,000     1,104,000   24    100%       1,583,000           1,454,000
                                     B. Carlson

Parker Estates, L.P., Sunflower,     SEMC, Inc.
a Mississippi         Mississippi                          274,000       274,000   32     97%         400,000             991,000
Limited Partnership

Preservation Partners Monmouth,      Affordable Housing
III Limited           Illinois       Development Fund, Inc.
Partnership,
an Illinois                                                579,000       579,000   32    100%         827,000             784,000
Limited Partnership

Saw Mill Creek II      Vicksburg,    Raymond T. Cato &
Limited Dividend       Michigan      Christopher R. Cato
Housing  Association
Limited Partnership,
a Michigan
Limited Partnership                                        383,000       322,000   24     96%         547,000           1,189,000
                       Bainbridge,
Selman Place, L.P.     Georgia       BC Holdings, LC     1,679,000     1,679,000   56     98%       2,239,000           2,386,000

                       Coon Rapids,
Villas of Palm L.P.    Minnesota     Caroline Corporation  242,000       242,000   20    100%         372,000             693,000
                                                        ------------  ---------- ----   ----      ----------          -----------
                                                      $ 11,481,000   $11,040,000  526     96%     $15,887,000        $ 19,013,000
                                                       =============  ==========  ====   ====      ==========         ============

                                       7

(1) Represents aggregate anticipated Low Income Housing Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 20% of the anticipated Low Income Housing Complexes have been received from the Local Limited Partnerships and are no longer available to the Partnership's Limited Partners.

          -------------------------------------------------------------
                      For the year ended December 31, 2004
          -------------------------------------------------------------

                                                                                     Low Income Housing
                                                                                      Credits Allocated
   Partnership Name                              Rental Income      Net Income (Loss)   to Partnership
-------------------------------------------------------------------------------------------------------
505 West Main Limited Partnership                 $  420,000           $ (21,000)             57.13%

Byhalia Estates, L.P.                                139,000               8,000              99.98%

Calico Terrace Limited Partnership                   156,000               3,000              99.98%

Harbor Poine, L. P.                                  180,000             (97,000)             99.97%

McPherson Housing Associates Limited
Partnership                                          346,000            (120,000)             99.98%

Mendota I, L.P. an Illinois Limited
Partnership                                          466,000             (63,000)             99.98%

North Davison Partners 99 Limited
Partnership, a South Dakota Partnership              137,000             (37,000)             99.98%

Oakview Terrace Townhomes Limited
Partnership                                          174,000             (81,000)             99.98%

Parker Estates, L.P., a Mississippi
Limited Partnership                                  186,000              15,000              99.98%

Preservation Partners III Limited
Partnership, an Illinois Limited
Partnership                                          134,000             (53,000)             99.98%

Saw Mill Creek II Limited Dividend
Housing Association Limited
Partnership, a Michigan Limited
Partnership                                          127,000             (63,000)             99.98%

Selman Place, L.P.                                   204,000            (111,000)             99.97%

Villas of Palm L.P.                                  160,000             (36,000)                99%
                                                   ---------           ----------
                                                  $2,829,000           $(656,000)
                                                   =========           ==========

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 790 Limited Partners and 12 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.

Item 5b.  Use of proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                           March 31
                                              ---------------------------------------------------------------------
                                                  2005                2004              2003              2002
                                              -------------     ---------------   ---------------    --------------
                                              (unaudited)
ASSETS
Cash and cash equivalents                   $    702,410      $      1,709,308  $      4,521,172   $     1,221,805
Subscriptions and notes
  receivable                                           -                   146             3,226           364,026
Investments in limited
  partnerships, net                           11,083,115            11,827,145         8,870,849           173,781
                                             -------------      ---------------    ---------------    --------------

                                            $ 11,785,525      $     13,536,599  $     13,395,247   $     1,759,612
                                             =============      ===============    ===============    ==============
LIABILITIES

Payables to limited partnerships            $    440,626      $      1,484,983  $        849,320   $             -
Accrued fees and expenses due to
  General Partner and affiliates                 309,361               183,229           115,557           228,940
Other liabilities                                      -                     -                 -             6,900


PARTNERS' EQUITY                              11,035,538            11,868,387        12,430,370         1,523,772
                                             -------------      ---------------   ---------------    --------------

                                            $ 11,785,525      $     13,536,599  $     13,395,247   $     1,759,612
                                              =============     ===============   ===============-   ==============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                              For the period
                                                                                              from August 3,
                                                           For the Years Ended                     2001
                                                                March 31                     (date operations
                                          -------------------------------------------------      commenced
                                             2005              2004              2003         to March 31, 2002
                                          ------------   ------------------------------------------------------
                                          (unaudited)
Loss from operations                     $   (202,812)  $    (208,705)    $    (100,573)   $          (7,538)
                                             (630,037)       (839,570)         (309,076)                   -
Equity in losses of limited partnerships  ------------   --------------    -------------    -------------------
Net loss                                 $   (832,849)  $  (1,048,275)    $    (409,649)   $          (7,538)
                                          ============   ==============    =============    ===================
Net loss allocated to:
  General Partner                        $       (833)  $      (1,048)    $        (410)   $              (8)
                                          ============   ==============    =============    ===================
  Limited Partners                       $   (832,016)  $  (1,047,227)    $    (409,239)   $          (7,530)
                                          ============   ==============    =============    ===================
Net loss  per limited partner
  unit                                   $     (54.29)  $      (68.33)    $      (47.38)   $         (188.25)
                                          ============   ==============    =============    ===================

Outstanding weighted limited
  partner units                                15,325          15,325             8,638                   40
                                          ============   ==============    =============    ===================

                                                                        For the Years Ended
                                                                             March 31
                                                 ----------------------------------------------------------
                                                                                                             For the period
                                                                                                              from August 3,
                                                                                                                2001 (date
                                                                                                                 operation
                                                                                                             commenced) to
                                                     2005               2004                   2003           March 31, 2002
                                                 -------------     ---------------     ------------------  ----------------
                                                 (unaudited)
Net cash provided by (used in):
  Operating activities                          $    (26,457)     $     (88,736)      $      (84,436)     $          415

  Investing activities                              (980,587)        (3,209,420)          (8,218,332)           (136,530)
  Financing activities                                   146            486,292           11,602,135           1,357,920
                                                 -------------     ---------------     ------------------  ----------------
Net change in cash and cash
  equivalents                                     (1,006,898)        (2,811,864)           3,299,367           1,221,805

Cash and cash equivalents,
  beginning of period                              1,709,308          4,521,172            1,221,805                   -
                                                 -------------     ---------------     ------------------  ----------------

Cash and cash equivalents, end
  of period                                     $    702,410     $    1,709,308       $    4,521,172      $    1,221,805
                                                 =============     ===============     ==================  ================

Low Income Housing Credits per Unit were as follows for the year and period ended December 31:

                                                     2004              2003                2002                2001
                                                 -------------    ----------------    ----------------    ----------------
Federal                                         $          110   $             72    $             38   $               -
State                                                        -                  -                   -                   -
                                                 -------------    ----------------    ----------------    ----------------
Total                                           $          110   $             72    $             38   $               -
                                                 =============    ================    ================    ================

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and LowIncome Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of $702,000 in cash, and aggregate investments in the thirteen Local Limited Partnerships of $11,083,000. Liabilities at March 31, 2005 consisted of $309,000 in accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $441,000 in contributions payable to limited partnerships.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. The Partnership's net loss for the year ended March 31, 2005 was $(833,000), reflecting a decrease of $215,000 from the net loss of $(1,048,000) experienced for the year ended March 31, 2004. The decrease in net loss is primarily due to a decrease of $210,000 in equity in losses from limited partnerships from $(840,000) for the year ended March 31, 2004 to $(630,000) for the year ended March 31, 2005. In addition to the decrease in equity in losses from limited partnerships, there is a $5,000 decrease in operating losses from $(208,000) for the year ended March 31, 2004 to $(203,000) for the year ended March 31, 2005 which is primarily due to a $13,000 decrease in other operating expenses, a $(4,000) decrease in legal and accounting fees, along with a $(5,000) increase in reporting income, offset by $15,000 increase in asset management fees and $1,000 increase in amortization.

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

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(1,007,000) compared to net cash used during year ended March 31, 2004 of $(2,812,000). The $(1,805,000) decrease in cash used was primarily due to a $(2,229,000) decrease in net cash used in investing activities due to a $(2,118,000) decrease in investment in limited partnerships, a $(110,000) decrease in capitalized acquisition fees and costs, and a $(1,000) increase in distributions. In addition to the decrease in net cash used in investing activities, there is a $(62,000) decrease in net cash used in operating activities offset by a $486,000 decrease in net cash provided by financing activities which is solely due to the decrease in capital contributions from investors. The decrease in net cash used in operating activities is primarily due to a $(59,000) increase in due to general partner and affiliates, a $(1,000) increase in amortization, offset by a $210,000 decrease in equity in losses from limited partnerships along with a $3,000 decrease in interest receivables.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $(2,812,000) compared to net cash provided for the period ended March 31, 2003 of $3,299,000. The change was primarily due to a $11,116,000 decrease in cash provided by financing activities net of expenses due to the sale of units, offset by an decrease of $(5,009,000) of cash used in investing activities, for capital contributions paid to Local Limited Partnerships and payments for capitalized acquisition costs and fees.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                     2006         2007        2008        2009        2010      Thereafter     Total
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Asset Management Fees (1)       $   452,310  $   147,764 $   147,764 $   147,764 $  147,764 $   7,683,728 $  8,727,094
Capital Contributions Payable
   to Lower Tier Partnerships       440,626            -           -           -          -             -      440,626
                                  ----------   ----------  ----------  ----------  ---------  ------------  -----------
Total contractual cash
   obligations                  $   892,936  $   147,764 $   147,764 $   147,764 $  147,764 $   7,683,728 $  9,167,720
                                  ==========   ==========  ==========  ==========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2062. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2062. Amounts due to the General Partner as of March 31, 2005 have been included in the 2006 column.

For  additional   information   regarding  asset  management  fees  and  capital
contributions payable to Local Limited Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for Low Income Housing Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VI's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                 See Accompanying notes for financial statements

                                                                                             March 31
                                                                                   -----------------------------
                                                                                        2005            2004
                                                                                   -------------   -------------
ASSETS
Cash and cash equivalents                                                        $      702,410  $    1,709,308
Subscriptions and notes receivable (Note 6)                                                   -             146
Investments in limited partnerships (Notes 2 and 3)                                  11,083,115      11,827,145
                                                                                   -------------   -------------

       Total assets                                                              $   11,785,525  $   13,536,599
                                                                                   =============   =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                                     $      440,626  $    1,484,983
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                                    309,361         183,229
                                                                                   -------------   -------------
     Total liabilities                                                                  749,987       1,668,212
                                                                                   -------------   -------------

Commitments and contingencies

Partners' equity (deficit) (Note 6):
   General partner                                                                       (3,003)         (2,170)
   Limited partners (25,000 units authorized; 15,325 units
     outstanding at March 31, 2005 and 2004)                                         11,038,541      11,870,557
                                                                                   -------------   -------------
     Total partners' equity                                                          11,035,538      11,868,387
                                                                                   -------------   -------------
                                                                                 $   11,785,525  $   13,536,599
                                                                                   =============   =============

                See Accompanying notes for financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm

                                                                         For the Years Ended March 31
                                                              --------------------------------------------------
                                                                     2005              2004             2003
                                                              --------------------------------------------------
Interest income                                             $         5,831   $        5,716   $         18,207
Reporting fee income                                                  6,833            2,288              2,000
                                                              --------------    -------------   ----------------

      Total income                                                   12,664            8,004             20,207
                                                              --------------    -------------   ----------------
Operating expenses:
   Amortization (Notes 2 and 3)                                      50,223           49,217             24,068
   Asset management fees (Note 3)                                   147,764          133,152             83,630
   Legal and accounting                                              12,025           16,357              5,595
   Other                                                              5,464           17,983              7,487
                                                              --------------    -------------   ----------------

    Total operating expenses                                        215,476          216,709            120,780
                                                              --------------    -------------   ----------------

Loss from operations                                               (202,812)        (208,705)          (100,573)

Equity in losses of limited partnerships (Note 2)                  (630,037)        (839,570)          (309,076)
                                                              --------------    -------------   ----------------

Net loss                                                    $      (832,849)  $   (1,048,275)  $       (409,649)
                                                              ==============    =============   ===============

Net loss allocated to:
   General Partner                                          $          (833)  $       (1,048)  $           (410)
                                                              ==============    =============   ================

   Limited Partners                                         $      (832,016)  $   (1,047,227)  $       (409,239)
                                                              ==============    =============   ================

Net loss per limited partnership unit                       $        (54.29)  $       (68.33)  $         (47.38)
                                                              ==============    =============   =================
Outstanding weighted limited partner units                           15,325           15,325             (8,638)
                                                              ==============    =============   ================

                See Accompanying notes for financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                               General             Limited             Total
                                                               Partner            Partners
                                                            ---------------     --------------     ---------------
Partners' equity at March 31, 2002                        $             92     $    1,523,680    $      1,523,772

Sale of limited partnership units (net of discounts
   of $8,875)                                                            -         13,383,125          13,383,125

Sale of limited partnership units issued for
   promissory notes receivable (Note 6)                                  -           (539,793)           (539,793)

Collection of promissory notes receivable                                -            205,000             205,000

Offering expenses                                                     (804)        (1,731,281)         (1,732,085)

Net loss                                                              (410)          (409,239)           (409,649)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2003                        (1,122)        12,431,492          12,430,370

Collection of promissory notes receivable                                -            486,292             486,292

Net loss                                                            (1,048)        (1,047,227)         (1,048,275)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2004              $         (2,170)    $   11,870,557    $     11,868,387

Net loss                                                              (833)          (832,016)           (832,849)
                                                            ---------------     --------------     ---------------

Partners' equity (deficit) at March 31, 2005              $         (3,003)    $   11,038,541    $     11,035,538
                                                            ===============     ==============     ===============

                See Accompanying notes for financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                                                     For the Years Ended March 31
                                                                ------------------------------------------------------------

                                                                    2005                  2004                2003
                                                                -------------         -------------      ---------------
Cash flows from operating activities:
   Net loss                                                   $     (832,849)    $      (1,048,275)       $    (409,649)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Amortization                                                      50,223                49,217               24,068
    Equity in losses of limited partnerships                         630,037               839,570              309,076
    Change in interest receivable                                          -                 3,080               (3,200)
    Change in due to General Partner and affiliates                  126,132                67,672                2,169
    Change in other liabilities                                            -                     -               (6,900)
                                                               -----------------   -------------------    -----------------

Net cash used in operating activities                                (26,457)              (88,736)             (84,436)
                                                               -----------------   -------------------    -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                         (981,780)           (3,099,814)          (6,958,401)
   Capitalized acquisition costs and fees                                  -              (110,186)          (1,259,931)
   Distributions received from limited parnterships                    1,193                   580                    -
                                                               -----------------   -------------------    -----------------
Net cash used in investing activities                               (980,587)           (3,209,420)        (8,218,332)
                                                               -----------------   -------------------    -----------------


Cash flows from financing activities:
   Capital contributions                                                   -               486,292           13,412,332
   Offering expenses                                                       -                     -           (1,810,197)
   Subscriptions receivable                                              146                     -                    -
                                                               -----------------   -------------------    -----------------

Net cash provided by financing activities                                146               486,292           11,602,135
                                                               -----------------   -------------------    -----------------
Net increase (decrease) in cash and cash
  equivalents                                                     (1,006,898)           (2,811,864)           3,299,367

Cash and cash equivalents, beginning of period                     1,709,308             4,521,172            1,221,805
                                                               -----------------   -------------------    -----------------

Cash and cash equivalents, end of period                      $      702,410     $       1,709,308        $   4,521,172
                                                               =================   ===================    =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                 $          800     $             800        $         800
                                                               =================   ===================    =================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Exit Strategy
-------------
The IRS compliance period for Low Income Housing Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,983,375 as of March 31, 2005 and 2004.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At March 31, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes that it is not exposed to any significant risks on cash.

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

Revenue Recognition
-------------------
The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Impact of New Accounting Pronouncements
---------------------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex, except for one that owns three Housing Complexes. Collectively, the Housing Complexes consist of an aggregate of 526 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as reflected in the balance sheets at March 31, 2005 and 2004 are approximately $1,706,000 and $2,909,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5). The Partnership's investment is higher than the Partnership's equity as shown in the Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited-These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2-INVESTMENTS IN LIMITED PARTNERSHIPS,continued
----------------------------------------------------
A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the Partnership and the estimated residual value of the investment. The Partnership recorded no impairment loss during the years ended March 31, 2005 and 2004.

The following is a summary of the equity method activity of the investments in local limited partnerships:

                                                                                         For the Years Ended March 31
                                                                                   ---------------------------------------------
                                                                                        2005            2004           2003
                                                                                   -------------   -------------- --------------
Investments per balance sheet, beginning of year                                 $  11,827,145   $    8,870,849   $     173,781
Capital contributions paid, net                                                              -        3,099,814       6,958,602
Capital contributions payable                                                                -          635,663         849,119
Equity in losses of limited partnerships                                              (630,037)        (839,570)       (309,076)
Acquisition fees and costs                                                                   -                -       1,205,280
Distributions received from limited partnerships                                        (1,193)            (580)              -
Amortization of capitalized acquisition fees and costs                                 (45,979)         (45,976)        (23,812)
Capitalized warehouse interest and fees                                                      -          110,186          17,211
Amortization of capitalized warehouse interest and fees                                 (4,244)          (3,241)           (256)
Tax credit adjustment                                                                  (62,577)               -               -
                                                                                   -------------   -------------- --------------
Investments per balance sheet, end of year                                       $  11,083,115   $   11,827,145   $   8,870,849
                                                                                   =============   ============== ==============

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                         2004             2003
                                                                                   ---------------  ----------------
ASSETS
Land                                                                             $    1,550,000    $     1,503,000
Buildings and improvements, (net of accumulated depreciation as of
  December 31, 2004 and 2003  of $2,857,000  and  $1,313,000,
  respectively)                                                                      29,331,000         29,087,000
Other assets                                                                          1,780,000          1,239,000
                                                                                   ---------------  ----------------

                                                                                 $   32,661,000    $    31,829,000
                                                                                   ===============  ================
LIABILITIES

Mortgage and construction loans payable                                          $   19,013,000    $    18,709,000
Due to related parties                                                                1,578,000          1,815,000
Other liabilities                                                                       839,000            513,000
                                                                                   ---------------  ----------------

                                                                                     21,430,000         21,037,000
                                                                                   ---------------  ----------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 9                                        9,377,000          8,918,000
Other partners                                                                        1,854,000          1,874,000
                                                                                   ---------------  ----------------

                                                                                     11,231,000         10,792,000
                                                                                   ---------------  ----------------

                                                                                 $   32,661,000    $    31,829,000
                                                                                   ===============  ================

                                       26

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited-These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                  2004                    2003               2002
                                                            ---------------         ---------------    ---------------
Revenues                                                  $     2,949,000         $     2,313,000   $      1,490,000
                                                            ---------------         ---------------    ---------------

Expenses:
  Operating expenses                                            1,748,000               1,555,000          1,070,000
  Interest expense                                                721,000                 624,000            247,000
  Depreciation and amortization                                 1,136,000                 910,000            430,000
                                                            ---------------         ---------------    ---------------

Total expenses                                                  3,605,000               3,088,000          1,747,000
                                                            ---------------         ---------------    ---------------

Net loss                                                  $      (656,000)        $      (776,000)   $      (255,000)
                                                            ===============         ===============    ===============

Net loss allocable to the Partnership                     $      (647,000)        $      (709,000)   $      (255,000)
                                                            ===============         ===============    ===============

Net loss recorded by the Partnership                      $      (630,000)        $      (840,000)   $      (309,000)
                                                            ===============         ===============    ===============

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited-These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2005 and 2004, the Partnership incurred acquisition fees of $1,072,750, which is included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $90,533 and $54,770, respectively, as of March 31, 2005 and 2004, respectively.

Acquisition costs of 2% of the gross proceeds from the sale of Units as non-accountable reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2005 and 2004, the Partnership incurred acquisition costs of $306,500, which are included in investments in limited partnerships. Accumulated amortization was $25,423 and $15,207 as of March 31, 2005 and 2004, respectively.

WNC Holding, LLC, ("Holding"), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. During the year ended March 31, 2004, two Local Limited Partnerships, totaling $3,584,788 in paid capital contributions and assumption of capital contributions payable, were acquired by the Partnership from Holding. As of March 31, 2005 and 2004 the Partnership incurred financing costs of $17,386 and interest of $92,800 which are included in investments in limited partnerships. Accumulated amortization was $7,742 and $3,497 as of March 31, 2005 and 2004, respectively.

A non-accountable organization and offering expense reimbursement equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units. Non-accountable organizational offering expense reimbursement and dealer manager fees totaled $613,000 for the year ended March 31, 2005.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnerships' investment in local limited partnerships and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the apartment complexes) of the Local Limited Partnerships. Management fees of $147,764 and $133,152 were incurred during the years ended March 31, 2005 and 2004, respectively, of which $25,000 was paid during each of the years ended March 31, 2005 and 2004.

The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $13,975 and $35,315 during the years ended March 31, 2005 and 2004, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred in the periods presented.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited-These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                            March 31
                                                                                ----------------------------------

                                                                                     2005               2004
                                                                                ---------------    ---------------
Asset management fees payable                                                 $        304,546   $        181,782
Reimbursements  for  expenses  paid  by  the  General  Partner  and/or  an
  affiliate                                                                              4,815              1,447
                                                                                ---------------    ---------------

                                                                              $        309,361   $        183,229
                                                                                ===============    ===============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2005
               ----
Income                                $          2,000    $          1,000    $          1,000     $          9,000

Operating expenses                              52,000              53,000              54,000               57,000

Equity in losses of limited
     partnerships                             (184,000)           (185,000)           (185,000)             (76,000)

Net loss                                      (234,000)           (237,000)           (238,000)            (124,000)

Net Loss available to limited
     partners                                 (234,000)           (237,000)           (238,000)            (123,000)

Net Loss available per limited
     partner unit                                  (15)                (15)                (16)                  (8)

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited-These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

Equity in losses of limited
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

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------
As of March 31, 2005, the Partnership had received subscriptions for 15,325 units. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date. During the year ended March 31, 2004, the promissory notes in the amount of $486,293 outstanding at March 31, 2003 were collected in full.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 74, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 42, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  59,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 39, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)   Involvement in Certain Legal Proceedings
      ----------------------------------------
      Inapplicable

(g)   Promoters and Control Persons
      -----------------------------
      Inapplicable

(h)   Audit Committee  Financial  Expert,  and (j)  Identification  of the Audit
      --------------------------------------------------------------------------
      Committee
      ---------
      Neither the Partnership nor Associates has an audit committee.

(j)   Changes to Nominating Procedures
      --------------------------------
      Inapplicable

(k)   Code of Ethics
      --------------
      WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at
      (714)662-5565  extension 118.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2005 and 2004 approximately $1,983,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,064,000 as of March 31, 2005 and 2004 were paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2005 and 2004 the aggregate amount of acquisition fees paid or accrued was approximately $1,073,000.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses on a non-accountable basis in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2005 and 2004, the aggregate amount of acquisition fees paid or accrued was approximately $306,000.

(d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to not to exceed 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $148,000, $133,000 and $84,000 were incurred for the years ended March 31, 2005, 2004 and 2003, respectively.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $14,000, $35,000 and $16,000 for the years ended March 31, 2005, 2004 and 2003 respectively.

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

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits, which approximated $2,000, $1,000 and $0 for the General Partner for the tax years ended December 31, 2004, 2003 and 2002, respectively. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2005, 2004 and 2003.

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

(c)  Security Ownership of Management
     --------------------------------
     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent registered public accounting firm for the years ended March 31:

                                             2005                 2004
                                        --------------     ---------------
Audit Fees                            $          9,025    $         14,732
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         12,025    $         16,357
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent registered public accounting firm are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

(a)(1)  List of Financial statements included in Part II hereof:
         --------------------------------------------------------
        Unaudited Balance Sheets, March 31, 2005 and 2004
        Unaudited Statements of Operations for the years  ended  March 31, 2005,
         2004  and  2003
        Unaudited Statements of Partners' Equity (Deficit)for the  years  ended
         March 31, 2005, 2004 and 2003 Unaudited Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003.
        Unaduited Notes to Financial Statements

(a)(2)  List of Financial statement schedules:
        --------------------------------------
        Unaduited Schedule III-Real  Estate Owned by Local Limited Partnerships

(a)(3)  Exhibits
        --------
3.1 First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post - Effective Amendment No.1 to the Registration Statement on Form S-11 filed on August 18, 2001 is hereby incorporated herein by reference as Exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed - herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed-herewith)

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

99.9 Amended and Restated agreement of Limited Partnership of Calico Terrace Limited Partnership.filed as exhibit 10.1 to the current report on Form 8-K dated July 24, 2002 is herein incorporated by reference as exhibit 99.9.

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

99.24 Amended and Restated agreement of Limited Partnership of Selman Place Limited Partnership. filed as exhibit 10.4 to the current report on Form 8-Kdated June 30, 2003 is herein incorporated by reference as exhibit 99.24.

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

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                       -------------------------      --------------------------------     -----------------------------------------
                         As of March 31, 2005            Initial Cost to Partnership                As of December 31, 2004
                       -------------------------      --------------------------------     -----------------------------------------
                           Total                                                   Mortgage
                         Investment   Amount of                           Cost     Balances
                          in Local   Investment                      Capitalized   of Local           Building                  Net
Partnership               Limited      Paid             Building &  Subsequent to  Limited               &       Accumulated   Book
Name         Location   Partnership   to Date   Land   Improvements   Acquisition Partnerships Land Improvements Depreciation Value
------------------------------------------------------------------------------------------------------------------------------------
505 West      Vermillion,  $709,000   $684,000 $75,000  $3,816,000    $80,000   $1,818,000   $75,000 $3,896,000  $248,000 $3,723,000
Main          South
Limited       Dakota
Partnership

Byhalia       Byhalia,      219,000    219,000  24,000     943,000          -      730,000    24,000    943,000    93,000    874,000
Estates, L.P. Mississippi

Calico        Calico Rock,
Terrace       Arkansas      452,000    452,000  13,000   1,717,000    167,000    1,422,000    13,000  1,884,000   106,000  1,791,000
Limited
Partnership

Harbor        Tifton,     1,905,000  1,554,000 827,000   3,482,000      2,000    2,138,000   827,000  3,484,000   197,000  4,114,000
Pointe,       Georgia
L.P.

McPherson
Housing       McPherson,  1,770,000  1,770,000 200,000   3,730,000      1,000    1,990,000   200,000  3,731,000   370,000  3,561,000
Associates    Kansas
Partnership
Limited

Mendota I,
L.P.          Morris,     1,691,000  1,691,000 120,000   4,361,000     40,000    2,722,000   120,000  4,401,000   409,000  4,112,000
an Illinois   Illinois
Limited       and
Partnership   Mendota,
              Illinois
              and Plano,
              Illinois

North Davison Mitchell,     470,000    470,000  30,000     919,000    291,000      696,000    30,000  1,210,000    63,000  1,177,000
Partners 99   South
Limited       Dakota
Partnership,
a South
Dakota
Limited
Partnership

Oakview       North       1,108,000  1,104,000 106,000   1,330,000  1,090,000    1,454,000   106,000  2,420,000   174,000  2,352,000
Terrace       Branch,
Townhomes     Minnesota
Limited
Partnership

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                          -------------------------        --------------------------------  ---------------------------------------
                            As of March 31, 2005             Initial Cost to Partnership             As of December 31, 2004
                          -------------------------        --------------------------------  ---------------------------------------
                          Total                                        Cost
                        Investment  Amount of                      Capitalized  Mortgage
                         in Local    Investment                     Subsequent   Balances of   Building                         Net
Partnership              Limited     Paid to           Building &      to      Local Limited      &             Accumulated    Book
Name         Location   Partnership    Date     Land  Improvements Acquisition Partnerships  Improvements Land  Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Parker       Sunflower,    274,000    274,000  29,000   1,334,000       -        991,000     29,000   1,334,000  134,000   1,229,000
Estates,     Mississippi
L.P., a
Mississippi
Limited
Partnership

Preservation Monmouth,     579,000    579,000  29,000   1,333,000  11,000        784,000     29,000   1,344,000  136,000   1,237,000
Partners III Illinois
Limited
Partnership,
an Illinois
limited
partnership

Saw Mill     Vicksburg,    383,000    322,000  50,000   1,537,000  (1,000)     1,189,000     50,000   1,536,000  218,000   1,368,000
Creek II     Michigan
Limited
Dividend
Housing
Association
Limited
Partnership,
a Michigan
limited
partnership

Selman       Bainbridge, 1,679,000  1,679,000       -   4,304,000   2,000      2,386,000          -   4,306,000  223,000   4,083,000
Place,L.P.   Georgia

Villas of    Coon,
             Rapids,       242,000    242,000  47,000   1,699,000       -        693,000     47,000   1,699,000  486,000   1,260,000
Palm L.P.    Minnesota   ---------  --------- --------- --------- ---------  ----------- ----------  ----------- ------- -  --------

                 $11,481,000 $11,040,000 $1,550,000 $30,505,000 $1,683,000 $19,013,000 $1,550,000 $32,188,000$ 2,857,000 $30,881,000
                 ===========  =========== ========= ===========  ========= =========== ========== ============ ========= ===========

WNC Housing Tax Credit Fund VI, Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships

                               --------------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2004
                               --------------------------------------------------------------------------------------------
                                                                                                                 Estimated
                                                                           Year Investment                      Useful Life
    Partnership Name                   Rental Income    Net Income (Loss)     Acquired         Status           (Years)
---------------------------------------------------------------------------------------------------------------------------
505 West Main Limited
Partnership                              $420,000         $ (21,000)            2002      Completed                 40

Byhalia Estates, L.P.                     139,000             8,000             2002      Completed                 40

Calico Terrace Limited
Partnership                               156,000             3,000             2002      Completed                 25

Harbor Pointe, L.P.                       180,000           (97,000)            2001      Completed                 40

McPherson Housing Associates
Limited Partnership                       346,000          (120,000)            2002      Completed                 40

Mendota I, L.P. an Illinois
Limited Partnership                       466,000           (63,000)            2002      Completed                 40

North Davison Partners 99
Limited Partnership, a South
Dakota Limited Partnership                137,000           (37,000)            2002      Completed                 30

Oakview Terrace Townhomes
Limited Partnership                       174,000           (81,000)            2002      Completed                 40

Parker Estates, L.P., a
Mississippi Limited Partnership           186,000            15,000             2002      Completed                 40

Preservation Partners III
Limited Partnership, an
Illinois Limited Partnership              134,000           (53,000)            2002      Completed                 40

Saw Mill Creek II Limited
Dividend Housing Association
Limited Partnership, a
Michigan Limited Partnership              127,000           (63,000)            2002      Completed               27.5

Selman Place, L.P.                        204,000          (111,000)            2001      Completed                 40

Villas of Palm L.P.                       160,000           (36,000)            2004      Completed                 30
                                        ---------          ---------
                                       $2,829,000         $(656,000)
                                       ==========         ==========

WNC Housing Tax Credit Fund VI L.P., Series 9
Schedule III
March 31, 2004

                              --------------------------------------- --------------------------------------------------------------
                                         As of March 31, 2004                                     As of December 31, 2003
                              --------------------------------------- --------------------------------------------------------------
                              Partnership's
                              Total Original
                              Investment in   Amount of   Mortgage Loans of
Partnership                   Local Limited  Investment   Local Limited                Property and       Accumulated      Net Book
   Name         Location      Partnerships   Paid to Date  Partnerships      Land        Equipment        Depreciation      Value
-------------------------------------------------------------------------------------------- ---------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
505 West        Vermillion,    $  761,000   $  684,000   $ 2,111,000     $   75,000     $ 3,876,000   $   (148,000)  $ 3,803,000
Main Limited    South Dakota
Partnership

Byhalia         Byhalia,          219,000      219,000       736,000         24,000         942,000        (58,000)      908,000
Estates, L.P.   Mississippi

Calico Terrace  Calico Rock,      452,000      452,000     1,430,000         13,000       1,881,000        (58,000)    1,836,000
Limited         Arkansas
Partnership

Harbor          Tifton,         1,905,000    1,407,000     2,141,000        827,000       3,482,000        (58,000)    4,251,000
Pointe, L.P.    Georgia

McPherson       McPherson,      1,770,000    1,695,000     2,009,000        200,000       3,731,000       (227,000)    3,704,000
Housing         Kansas
Associates
Limited
Partnership

Mendota I, L.P. Morris,         1,691,000    1,691,000     2,736,000        120,000       4,386,000       (268,000)    4,238,000
an Illinois     Illinois,
Limited         and Mendota,
Partnership     Illinois and
                Plano, Illinois

North Davison   Mitchell,         481,000      409,000       696,000         30,000       1,164,000        (33,000)    1,161,000
Partners 99     South Dakota
Limited
Partnership,
a South
Dakota Limited
Partnership

Oakview Terrace North Branch,   1,108,000      997,000     1,455,000        106,000       2,420,000        (68,000)    2,458,000
Townhomes       Minnesota
Limited
Partnership

Parker Estates, Sunflower,        274,000      274,000       999,000         29,000       1,334,000        (85,000)    1,278,000
L.P., a         Mississippi
Mississippi
Limited
Partnership

Preservation    Monmouth,         579,000      579,000       792,000         29,000       1,344,000        (85,000)    1,288,000
Partners III    Illinois
Limited
Partnership, an
Illinois Limited
Partnership

Saw Mill Creek  Vicksburg,        383,000      322,000     1,203,000         50,000       1,536,000       (142,000)    1,444,000
II Limited      Michigan
Dividend
Housing
Association
Limited
Partnership,
a Michigan
limited
partnership

Selman Place,  Bainbridge,      1,679,000    1,329,000     2,401,000              -       4,304,000        (83,000)    4,221,000
L.P.           Georgia

Villas of      Coon Rapids,
Palm L.P.      Minnesota          241,000           -              -         47,000       1,698,000       (441,000)    1,304,000
                                ---------    ---------     ----------    ----------      ----------       ---------   ----------
                            $  11,543,000  $10,058,000   $18,709,000     $1,550,000     $32,098,000   $ (1,754,000) $ 31,894,000
                            =============  ===========   ===========     ==========     ===========   ============= ============

                                       41

WNC Housing Tax Credit Fund VI, Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships

                               --------------------------------------------------------------------------------------------
                                                            For the year ended December 31, 2003
                               --------------------------------------------------------------------------------------------

                                                                                                              Estimated
                                                                         Year Investment                     Useful Life
       Partnership Name            Rental Income     Net Income (Loss)      Acquired        Status             (Years)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
505 West Main Limited
Partnership                        $  420,000        $ (21,000)               2002         Completed             40

Byhalia Estates, L.P.                 137,000            8,000                2002         Completed             40

Calico Terrace Limited
Partnership                           156,000            3,000                2002         Completed             25

Harbor Pointe, L.P.                   180,000          (97,000)               2001         Completed             40

McPherson Housing Associates
Limited Partnership                   346,000         (120,000)               2002                               40

Mendota I, L.P. an Illinois
limited partnership                   466,000          (63,000)               2002         Completed             40

North Davison Partners 99
Limited Partnership, a South
Dakota Limited Partnership            137,000          (37,000)               2002         Completed             30

Oakview Terrace Townhomes
Limited Partnership                   174,000          (81,000)               2002         Completed             40

Parker Estates, L.P., a
Mississippi limited partnership       186,000           15,000                2002         Completed             40

Preservation Partners III
Limited Partnership, an
Illinois limited partnership          134,000          (53,000)               2002         Completed             40

Saw Mill Creek II Limited
Dividend Housing Association
Limited Partnership, a
Michigan limited partnership          127,000          (63,000)               2002         Completed           27.5

Selman Place, L.P.                    204,000         (111,000)               2001         Completed             40

Villas of Palm L.P.                   160,000          (36,000)               2004         Completed             30
                                    ---------         ---------
                                   $2,827,000        $(652,000)
                                   ==========         =========

WNC Housing Tax Credit Fund VI L.P., Series 9
Schedule III
March 31, 2003

                                --------------------------------------- ------------------------------------------------------------
                                           As of March 31, 2003                              As of December 31, 2002
                                --------------------------------------- ------------------------------------------------------------
                                   Partnership's
                                   Total Original
                                   Investment in   Amount of       Mortgage Loans of
Partnership                        Local Limited   Investment        Local Limited    Property and     Accumulated
   Name              Location      Partnerships    Paid to Date       Partnerships     Equipment       Depreciation   Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
505 West Main        Vermillion,      $  761,000     $   685,000      $ 1,806,000        $ 3,891,000      $ (49,000)  $  3,842,000
Limited              South
Partnership          Dakota

Byhalia              Byhalia,            244,000         183,000          591,000            967,000        (24,000)       943,000
Estates, L.P.        Mississippi

Calico Terrace       Calico Rock,        452,000         312,000        1,326,000          1,730,000        (11,000)     1,719,000
Limited              Arkansas
PartnershiP

McPherson Housing    McPherson,        1,770,000       1,695,000        2,157,000          3,930,000        (83,000)     3,847,000
Associates           Kansas
Limited Partnership

Mendota I, L.P.      Morris, Illinois  1,701,000       1,616,000        2,749,000          4,481,000       (112,000)     4,369,000
an Illinois          and Mendota,
limited partnership  Illinois and
                     Plano, Illinois

North Davison        Mitchell,           482,000         410,000          673,000            949,000        (11,000)       938,000
Partners 99          South Dakota
Limited
Partnership

Oakview Terrace      North Branch,     1,108,000         997,000          441,000          1,436,000              -      1,436,000
Townhomes            Minnesota
Limited
Partnership

Parker Estates,      Sunflower,          328,000         246,000          939,000          1,363,000        (37,000)     1,326,000
L.P., a              Mississippi
Mississippi
limited partnership

Preservation         Monmouth,           579,000         492,000          821,000          1,362,000        (29,000)     1,333,000
Partners III         Illinois
Limited
Partnership,
an Illinois
limited partnership

Saw Mill Creek      Vicksburg,           383,000         322,000        1,172,000          1,587,000        (53,000)     1,534,000
II Limited          Michigan             -------         -------        ---------          ---------       ---------      ----------
Dividend
Housing
Association
Limited
Partnership, a
Michigan limited
partnership
                                    $  7,808,000     $ 6,958,000      $12,675,000       $ 21,696,000     $ (409,000)  $ 21,287,000
                                    ============     ===========      ===========       ============     ==========   ==============

                                       43

WNC Housing Tax Credit Fund VI, Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships

                               --------------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                               --------------------------------------------------------------------------------------------

                                                                                                       Estimated
                                                     Net Income   Year Investment                      Useful Life
       Partnership Name            Rental Income       (Loss)        Acquired        Status             (Years)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
505 West Main Limited                                                              Completed
Partnership                       $   208,000        $ (74,000)        2002                                40

Byhalia Estates, L.P.                 101,000                -         2002        Completed               40

Calico Terrace Limited                                                             Under construction
Partnership                            64,000            6,000         2002                                25

McPherson Housing Associates                                                       Completed
Limited Partnership                   199,000         (142,000)        2002                                40

Mendota I, L.P. an Illinois                                                        Completed
limited partnership                   478,000           30,000         2002                                40

North Davison Partners 99                                                          Under construction
Limited Partnership                   104,000          (22,000)        2002                                30

Oakview Terrace Townhomes                                                          Under construction
Limited Partnership                         -            3,000         2002                               N/A

Parker Estates, L.P., a                                                            Completed
Mississippi limited partnership       118,000          (26,000)        2002                                40

Preservation Partners III
Limited Partnership, an
Illinois limited partnership           99,000           11,000         2002        Under construction      40

Saw Mill Creek II Limited
Dividend Housing Association
Limited Partnership, a
Michigan limited partnership           63,000           (41,000)       2002        Completed             27.5
                                   ----------         ----------
                                  $ 1,434,000        $ (255,000)
                                   ==========         ==========

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

Date:    December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:     /s/ Wilfred N. Cooper, Jr.
        --------------------------
        Wilfred N. Cooper,  Jr.,
        Chief Executive Officer, President and Director of WNC & Associates,Inc. (chief executive officer)

Date:    December 9, 2005




By:     /s/ Thomas J. Riha
        ------------------
        Thomas J. Riha,
        Senior Vice-President-Chief Financial Officer of WNC & Associates, Inc. Inc. (chief financial officer and chief accounting officer)

Date:    December 9, 2005




By:     /s/ Wilfred N. Cooper, Sr.
        --------------------------
        Wilfred N. Cooper, Sr.,
        Chairman of the Board of WNC & Associates, Inc.

Date:    December 9, 2005




By:     /s/ David N. Shafer
        -------------------
        David N Shafer,
        Director of WNC & Associates, Inc.

Date:    December 9, 2005