Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-12-22
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from         to
                                           ---------  --------
                        Commission file number: 000-50315


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

                                 (714) 662-5565
                               (Telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                      ------  ------
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in rule 12b-2 of the Exchange Act). Yes      No  X
                                               ------  -----

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2005



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
         June 30, 2005 and March 31, 2005......................................3

     Statements of Operations
         For the Three Months Ended June 30, 2005 and 2004.....................4

     Statement of Partners' Equity (Deficit)
         For the Three Months Ended June 30, 2005..............................5

     Statements of Cash Flows
         For the Three Months Ended June 30, 2005 and 2004.....................6

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

     Item 6.  Exhibits........................................................15

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                               June 30, 2005              March 31, 2005
                                                           ----------------------      ----------------------
ASSETS                                                          (unaudited)                   (unaudited)
Cash and cash equivalents                               $                419,649    $               702,410
Investments in Limited Partnerships
   (Note 2 and Note3)                                                 10,872,244                 11,083,115
                                                           ----------------------      ----------------------

                                                         $            11,291,893     $           11,785,515
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
     Payables to Limited Partnerships  (Note 4)          $               139,859     $              440,626
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                          335,140                    309,361
                                                           ----------------------      ----------------------

                                                                         474,999                    749,987
                                                           ----------------------      ----------------------
Partners'  Equity  (Deficit)
     General Partner                                                     (3,222)                     (3,003)
     Limited Partners (25,000 units authorized;
        15,325 units issued and  outstanding )                        10,820,116                 11,038,541
                                                           ----------------------      ----------------------

           Total partners' equity                                     10,816,894                 11,035,538
                                                           ----------------------      ----------------------

                                                         $            11,291,893     $           11,785,525
                                                           ======================      ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                  2005                            2004
                                                              Three Months                    Three Months
                                                        -------------------------        -----------------------
       Interest Income                                $                  1,250         $                2,280
       Reporting Fee Income                                              1,828                              -
                                                        -------------------------        -----------------------
          Total Income                                                   3,078                          2,280
                                                        -------------------------        -----------------------

       Operating expenses
         Amortization (Note 2)                                          12,556                         12,555
         Asset management fees (Note 3)                                 36,094                         36,277
         Legal and accounting                                            9,025                          1,525
         Other                                                           2,351                          1,490
                                                        -------------------------        -----------------------
            Total operating expenses                                    60,026                         51,847
                                                        -------------------------        -----------------------

       Loss from operations                                            (56,948)                       (49,567)

       Equity in losses of
         Limited Partnerships (Note 2)                                (161,696)                      (184,904)
                                                        -------------------------        -----------------------

       Net loss                                       $               (218,644)        $             (234,471)
                                                        =========================        =======================

       Net loss allocated to :
            General Partner                           $                   (219)        $                 (234)
                                                        =========================        =======================

            Limited Partners                          $               (218,425)        $             (234,237)
                                                        =========================        =======================

       Net loss per Limited Partner unit              $                    (14)        $                  (15)
                                                        =========================        =======================

       Outstanding weighted
         Limited Partner units                                          15,325                         15,325
                                                        =========================        =======================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

                                                        General Partner         Limited Partners              Total
                                                       ------------------      --------------------    --------------------
Partners' equity (deficit), March 31, 2005           $           (3,003)     $        11,038,541     $        11,035,538

Net loss                                                           (219)                (218,425)               (218,644)
                                                       ------------------      --------------------    --------------------

Partners' equity (deficit), June 30, 2005            $           (3,222)     $        10,820,116     $        10,816,894
                                                       ==================      ====================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                     2005                      2004
                                                            --------------------      ---------------------
Cash flows from operating activities:
    Net loss                                                $          (218,644)     $            (234,471)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Equity in losses of Limited Partnerships                        161,696                    184,904
        Amortization                                                     12,556                     12,555
        Change in accrued fees and expenses due to
          General Partner and affiliates                                 25,779                     28,697
                                                              -------------------      ---------------------
    Net cash used in operating activities                               (18,613)                    (8,315)
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net                       (264,148)                  (345,545)
        Distribution received from Limited Partnerships                       -                      1,193
                                                              -------------------      ---------------------
    Net cash used in investing activities                              (264,148)                  (344,352)
                                                              -------------------      ---------------------

    Net decrease in cash                                               (282,761)                  (352,667)

    Cash and cash equivalents, beginning of period                      702,410                  1,709,308
                                                              -------------------      ---------------------
    Cash and cash equivalents, end of period                $           419,649      $           1,356,641
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
    Taxes paid                                              $                 -      $                   -
                                                              ===================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund VI, L.P., Series 9, a California Limited Partnership (the "Partnership"), was formed on July 17, 2001 under the laws of the state of California, and commenced operations on August 3, 2001, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 1 to Form S-11 initially filed on August 16, 2001. Prior to August 3, 2001, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.
The general partner is WNC & Associates, Inc. ("WNC" or the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.
                                        8

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,983,375 at June 30, 2005 and 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by WNC in its discretion. To date, no properties in the Partnership have been selected.

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

Concentration of Credit Risk
----------------------------
At June 30, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Income Taxes
------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flow to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
New Accounting Pronouncements
-----------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154), "Accounting Changes and Error Corrections", which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                               For the Three              For the Year
                                                             Months Ended June          Ended March 31,
                                                                  30, 2005                    2005
                                                            ---------------------      -------------------
Investments per balance sheet, beginning of period        $          11,083,115      $        11,827,145
Equity in losses of limited partnership                                (161,696)                (630,037)
Distributions received from limited partnerships                              -                   (1,193)
Amortization of capitalized warehouse interest and fees                  (1,061)                  (4,244)
Amortization of capitalized acquisition fees and costs                  (11,495)                 (45,979)
Tax credit adjustment                                                   (36,619)                 (62,577)
                                                            ---------------------      -------------------
Investments per balance sheet, end of period              $          10,872,244      $        11,083,115
                                                            =====================      ===================

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                          2005                       2004
                                                                 --------------------         ------------------
      Revenues                                                 $            737,000         $          578,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   180,000                    156,000
         Depreciation & amortization                                        284,000                    227,000
         Operating expenses                                                 437,000                    389,000
                                                                 --------------------         ------------------
             Total expenses                                                 901,000                    772,000
                                                                 --------------------         ------------------

      Net loss                                                 $           (164,000)         $        (194,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $           (162,000)         $        (178,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $           (162,000)         $        (185,000)
                                                                 ====================         ==================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarter Ended June 30, 2005 and 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $99,474 and $90,533 as of June 30, 2005 and March 31, 2005, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $27,977 and $25,423 as of June 30, 2005 and March 31, 2005, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $36,094 and $36,277 were incurred for the three months ended June 30, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $16,876 and $6,250 of these fees during the three months ended June 30, 2005 and 2004, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $4,800 and $4,346 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consisted of the following:

                                                                    June 30, 2005              March 31, 2005
                                                                ----------------------      ---------------------
       Asset management fee payable                          $                323,764    $               304,546
       Reimbursements for expenses paid by the
        General Partner and/or its affiliate                                   11,376                      4,815
                                                                ----------------------      ---------------------

         Total                                               $                335,140    $               309,361
                                                                ======================      =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships amounting to $139,859 and $440,626 at June 30, 2005 and March 31, 2005, respectively represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $420,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $10,872,000. Liabilities at June 30, 2005 consisted primarily of $140,000 of notes payable to local limited partnerships and $335,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(218,000) reflecting a decrease of $16,000 from the net loss of $(234,000) experienced for the three months ended June 30, 2004. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $(23,000) due to losses of $(185,000) for the three months ended June 30, 2004 compared to losses of $(162,000) for the three months ended June 30, 2005. Along with the decrease of equity in losses from limited partnerships, the loss from operations increased by $(7,000) due to an increase in operating expenses of $(8,000) offset by an increase in revenue of $1,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in expenses is primarily due to a $(7,000) increase in legal and accounting fees , and an increase of $(1,000) in other expenses.

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net decrease in cash during the three months ended June 30, 2005 was $(283,000), compared to a net decrease in cash for the three months ended June 30, 2004 of $(353,000), reflecting a change of $70,000. The change in net cash is due to a decrease of cash used in investing activities of $80,000 from $(344,000) for the three months ended June 30, 2004 to $(264,000) for the three months ended June 30, 2005, offset by an increase of cash used in operating activities of $(10,000). In addition, there was a $3,000 decrease in accrued fees and expenses due to General Partner and affiliates.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------
         NONE

(b)      Exhibits.
         ---------
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1  Section 1350 Certification of the Chief Executive Officer.(filed herewith)

32.2  Section 1350 Certification of the Chief Financial Officer.(filed herewith)

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


Date: December 20, 2005




By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha
     Senior Vice-President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 20, 2005