Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2005-12-30
CIK 1156445

Microsoft Word 11.0.5604;




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the Quarterly Period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from         to
                                           ---------  ----------
                      Commission file number: 333-76435-01


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9


                California                          33-0761517
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
Yes       No   X
   -------  --------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes       No   X
   -------  --------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
         September 30, 2005 and March 31, 2005.................................3

     Statements of Operations
         For the Three and Six Months Ended September 30, 2005 and 2004........4

     Statement of Partners' Equity (Deficit)
         For the Six Months Ended September 30, 2005...........................5

     Statements of Cash Flows
         For the Six Months Ended September 30, 2005 and 2004..................6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......15

     Item 4.  Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................16

     Item 2.  Changes in Securities and Use of Proceed........................16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits........................................................16

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                            September 30, 2005            March 31, 2005
                                                           ----------------------      ----------------------
ASSETS                                                          (unaudited)                  (unaudited)
    Cash and cash equivalents                            $               383,648    $               702,410
    Investments in limited partnerships
    (Notes 2 and 3)                                                   10,689,730                 11,083,115
                                                           ----------------------      ----------------------

                                                         $            11,073,378    $            11,785,515
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $               115,075    $               440,626
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                          360,534                    309,361
                                                           ----------------------      ----------------------

     Total liabilities                                                   475,609                    749,987
                                                           ----------------------      ----------------------

Commitment and contingencies

Partners'  Equity  (Deficit)

     General Partner                                                      (3,441)                    (3,003)
     Limited partners (25,000 units authorized;
     15,325 units issued and  outstanding)                            10,601,210                 11,038,541
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           10,597,769                 11,035,538
                                                           ----------------------      ----------------------

                                                         $            11,073,378    $            11,785,525
                                                           ======================      ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                             2005                                    2004
                                                -------------------------------         --------------------------------
                                                   Three              Six                   Three              Six
                                                   Months            Months                Months             Months
                                                -------------     -------------         --------------    --------------
   Interest Income                            $          498     $       1,748         $      1,337     $        3,617
   Miscellaneous Income                                    -             1,828                    -                  -
                                                -------------     -------------         --------------    --------------
   Total income                                          498             3,576                1,337              3,617
                                                -------------     -------------         --------------    --------------
   Operating expenses:
   Amortization (Note 3)                              12,556            25,112               12,556             25,112
   Asset management fees (Note 3)                     36,094            72,188               36,277             72,554
   Legal and accounting                                8,771            17,796                4,200              5,725
   Other                                                 507             2,858                  348              1,839
                                                -------------     -------------         --------------    --------------
       Total operating expenses                       57,928           117,954               53,381            105,230
                                                -------------     -------------         --------------    --------------

   Loss from operations                              (57,430)         (114,378)             (52,044)          (101,613)

   Equity in losses from limited
      Partnerships (Note 2)                         (161,695)         (323,391)            (184,904)          (369,806)
                                                -------------     -------------         --------------    --------------

   Net loss                                   $     (219,125)    $    (437,769)        $   (236,948)    $     (471,419)
                                                =============     =============         ==============    ==============

   Net loss allocated to :
        General Partner                       $         (219)    $        (438)        $       (237)    $         (471)
                                                =============     =============         ==============    ==============

        Limited Partners                      $     (218,906)    $    (437,331)        $   (236,711)    $     (470,948)
                                                =============     =============         ==============    ==============

   Net loss per weighted limited
      partner unit                            $          (14)    $         (29)        $        (15)    $          (31)
                                                =============     =============         ==============    ==============

   Outstanding weighted
     limited partner units                            15,325            15,325               15,325             15,325
                                                =============     =============         ==============    ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2005
                                   (unaudited)

                                                        General Partner         Limited Partners              Total
                                                       -----------------       -------------------     -------------------
Partners' equity (deficit), March 31, 2005           $           (3,003)     $        11,038,541     $        11,035,538

Net loss                                                           (438)                (437,331)               (437,769)
                                                       ------------------      --------------------    --------------------

Partners' equity (deficit), September 30, 2005       $           (3,441)     $        10,601,210     $        10,597,769
                                                       ==================      ====================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                     2005                      2004
                                                              -------------------      ---------------------
Cash flows from operating activities:
    Net loss                                                $          (437,769)     $            (471,419)
    Adjustments to reconcile net loss to
      cash provided by (used in) operating activities:
        Equity in losses of limited partnerships                        323,391                    369,806
        Amortization                                                     25,112                     25,112
        Change in  accrued fees and expenses due to
          General Partner and affiliates                                 51,174                     56,557
                                                              -------------------      ---------------------
    Net cash used in operating activities                               (38,092)                   (19,944)
                                                              -------------------      ---------------------

Cash flows from investing activities:
        Investments in limited partnerships, net
        Notes Payable to Limited Partnerships                          (288,932)                  (834,113)
        Distribution received from limited partnerships                   8,262                      2,515
                                                              -------------------      ---------------------
    Net cash used in investing activities                              (280,670)                  (831,598)
                                                              -------------------      ---------------------
    Net decrease in cash and cash equivalents                          (318,762)                  (851,542)

    Cash and cash equivalents, beginning of period                      702,410                  1,709,308
                                                                                       ---------------------
                                                              -------------------
    Cash and cash equivalents, end of period                $           383,648      $             857,766
                                                              ===================      =====================
    SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
    Taxes paid                                              $                -       $                 800
                                                              ===================      =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

The general partner is WNC & Associates, Inc.("WNC") or (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership and General Partner have no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2005, 15,325 Units, representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

Equity in losses of Limited Partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on Six months of reported results estimated by management of the Partnership. Management's estimate for the Six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,983,375 at the end of September 30, 2005 and 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For the Quarterly Period Ended September 30, 2005 and 2004
                                   (unaudited)

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by WNC in its discretion. To date, no properties in the Partnership have been selected for disposition.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At September 30, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships each of which owns one Housing Complex except for one which owns six Housing Complexes. Collectively, the Housing Complexes consist of an aggregate of 506 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Six Months           For the Year
                                                            Ended September 30,         Ended March 31,
                                                                    2005                      2005
                                                            ---------------------      -------------------
Investments in limited  partnerships, beginning of period  $         11,083,115      $        11,827,145
Equity in losses of limited partnership                                (323,391)                (630,037)
Distributions received from limited partnerships                         (8,262)                  (1,193)
Amortization of capitalized warehouse interest and fees                  (2,122)                  (4,244)
Amortization of capitalized acquisition fees and costs                  (22,990)                 (45,979)
Tax Credit Adjustment                                                   (36,620)                 (62,577)
                                                            ---------------------      -------------------
Investments in limited partnerships, end of period         $         10,689,730      $        11,083,115
                                                            =====================      ===================

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                          2005                       2004
                                                                 --------------------         ------------------
      Revenues                                                 $          1,475,000         $        1,156,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                   361,000                    312,000
         Depreciation & amortization                                        568,000                    455,000
         Operating expenses                                                 874,000                    777,000
                                                                 --------------------         ------------------
             Total expenses                                               1,803,000                  1,544,000
                                                                 --------------------         ------------------

      Net loss                                                 $           (328,000)         $        (388,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $           (323,000)         $        (370,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $           (323,000)         $        (370,000)
                                                                 ====================         ==================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For the Quarters Ended September 30, 2005 and 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $108,415 and $90,533 as of September 30, 2005 and March 31, 2005, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $30,531 and $25,423 as of September 30, 2005 and March 31, 2005, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $72,188 and $72,554 were incurred for the six months ended September 30, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $26,161 and $18,750 of these fees during the six months ended September 30, 2005 and 2004, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort


(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $16,355 and $4,815 during the six months ended September 30, 2005 and 2004, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                 September 30, 2005            March 31, 2005
                                                                ----------------------      ---------------------
       Asset management fees payable                         $                351,420    $               304,546
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                         9,114                      4,815
                                                                ----------------------      ---------------------
         Total                                               $                360,534    $               309,361
                                                                ======================      =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to Limited Partnerships amounting to $115,075 and $440,626 at September 30, 2005 and March 31, 2005, respectively represent amounts, which are due at various times based on conditions specified in the respective Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $384,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $10,690,000. Liabilities at September 30, 2005 consisted primarily of $115,000 of notes payable to local limited partnerships and $361,000 in accrued expenses and management fees due to the General Partner or affiliates.

Results of Operations

Three  Months  Ended  September  30,  2005  Compared to the Three  Months  Ended
September  30,  2004.  The  Partnership's  net loss for the three  months  ended
September 30, 2005 was $(219,000), reflecting a decrease of approximately $18,000 from the net loss of $(237,000) experienced for the three months ended September 30, 2004. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $23,000 due to losses of $(185,000) for the three months ended September 30, 2004 compared to losses of $(162,000) for the three months ended September 30, 2005. During 2005, properties were stabilizing as such losses were less than in 2004. Offsetting by the decrease of equity in losses from limited partnerships, the loss from operations increased by $(5,000) due to an increase in operating expenses of approximately $(4,000) along with a decrease of $(1,000) in interest income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in expenses is due to an increase of $(4,000) for legal and accounting expenses.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(438,000), reflecting a decrease of $33,000 from the net loss of $(471,000) experienced for the six months ended September 30, 2004. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $47,000 due to losses of $(370,000) for the six months ended September 30, 2004 compared to losses of $(323,000) for the six months ended September 30, 2005. Offsetting by the decrease of equity in losses from limited partnerships, the loss from operations increased by $(12,000) for the six months ended September 30, 2005 compared to the six months ended September 30, 2004. The increase in loss from operations is attributed to an increase in expenses which is primarily due to a $(12,000) increase in legal and accounting, a $(1,000) increase in other operating expenses along with a decrease of $(2,000) in interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-continued . Cash Flows

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net decrease in cash during the six months ended September 30, 2005 was $(319,000), compared to a net decrease in cash for the six months ended September 30, 2004 of $(852,000) reflect a net change of $533,000. The change in net cash is due to a decrease of cash used in investing activities of $551,000 primarily due to a decrease of payments on notes payable to Limited Partnerships of $545,000 and a $6,000 increase of distributions from Limited Partnerships. There was an increase of $(18,000) in cash used in operating activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation ofthe effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Date: December 29, 2005




By:   /s/ Thomas J. Riha
      ------------------
Thomas J. Riha
Senior Vice-President and Chief Financial Officer of WNC & Associates, Inc.

Date: December 29, 2005