Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2006-02-21
CIK 1156445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------  -----------
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
Yes         No    X
   ---------  ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchan ge Act).

Yes         No    X
   ---------  ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2005



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
         December 31, 2005 and March 31, 2005..................................3

     Statements of Operations
         For the Three and Nine Months Ended December 31, 2005 and 2004........4

     Statement of Partners' Equity (Deficit)
         For the Nine Months Ended December 31, 2005...........................5

     Statements of Cash Flows
         For the Nine Months Ended December 31, 2005 and 2004..................6

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

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits........................................................16

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                             December 31, 2005            March 31, 2005
                                                           ----------------------      ----------------------
ASSETS                                                          (unaudited)                 (unaudited)
    Cash and cash equivalents                            $               364,205     $               702,410
    Investments in limited partnerships
       (Notes 2 and 3)                                                10,511,295                  11,083,115
                                                           ----------------------      ----------------------

                                                         $            10,875,500     $            11,785,525
                                                           ======================      ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

     Payables to limited partnerships  (Note 4)          $               110,891     $               440,626
     Accrued fees and expenses due to
       General Partner and affiliates  (Note 3)                          379,087                    309,361
                                                           ----------------------      ----------------------

          Total liabilities                                              489,978                    749,987
                                                           ----------------------      ----------------------

Partners'  Equity  (Deficit)

     General Partner                                                      (3,653)                      (3,003)
     Limited partners (25,000 units authorized;
     15,325 units issued and  outstanding )                           10,389,175                   11,038,541
                                                           ----------------------      ----------------------

     Total Partners' Equity                                           10,385,522                  11,035,538
                                                           ----------------------      ----------------------

                                                         $            10,875,500     $            11,785,525
                                                           ======================      ======================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                            2005                                               2004
                                    ----------------------------------------------     ---------------------------------------------
                                        Three Months              Nine Months             Three Months              Nine Months
                                    ---------------------     --------------------     --------------------      -------------------
 Interest income                  $                 450     $               2,198   $                 951      $              4,568
 Reporting fee income                             1,000                     2,828                       -                         -
                                    ---------------------     --------------------     --------------------      -------------------

                                                  1,450                     5,026                     951                     4,568
                                    ---------------------     --------------------     --------------------      -------------------

 Operating expenses:
 Amortization  ( Note 2)                         12,556                    37,668                  12,556                    37,667
  Asset management fees (Note 3)                 36,094                   108,282                  36,277                   108,831
  Legal and accounting                            2,589                    20,385                   4,200                     9,925
  Other                                             762                     3,620                   1,102                     2,941
                                   ---------------------     --------------------     --------------------      -------------------
    Total operating expenses                     52,001                   169,955                  54,135                   159,364
                                   ---------------------     --------------------     --------------------      -------------------
 Loss from operations                           (50,551)                 (164,929)                (53,184)                 (154,796)

 Equity in losses of
  limited partnerships (Note 2)                (161,696)                 (485,087)               (184,903)                 (554,710)
                                   ---------------------     --------------------     --------------------      -------------------
 Net loss                         $            (212,247)    $            (650,016)    $          (238,087)     $           (709,506)
                                   =====================     ====================     ====================      ===================
 Net loss allocated to:
  General Partner                 $                (212)    $                (650)    $              (238)     $               (710)
                                    =====================     ====================     ====================      ===================
  Limited Partners                $            (212,035)    $            (649,366)    $          (237,849)     $           (708,796)
                                    =====================     ====================     ====================      ===================
 Net loss per limited partnership
 unit                             $                 (14)    $                 (42)    $               (16)     $                (46)
                                    =====================     ====================     ====================      ===================
 Outstanding weighted limited
  partner units                                  15,325                    15,325                  15,325                    15,325
                                    =====================     ====================     ====================      ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2005
                                  (unaudited)

                                                        General Partner         Limited Partners          Total
Partners' equity (deficit), March 31, 2005           $           (3,003)     $         11,038,541    $   11,035,538

Net loss                                                           (650)                 (649,366)         (650,016)
                                                       ------------------      --------------------    -------------

Partners' equity (deficit), December 31, 2005        $           (3,653)     $         10,389,175    $   10,385,522
                                                       ==================      ====================    =============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                                    2005                   2004
                                                                            ---------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                            $           (650,016)    $       (709,506)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Equity in losses of limited partnerships                                   485,087              554,710
            Amortization                                                                37,668               37,667
            Change in accrued fees and expense due to
              General Partner and affiliates                                            69,726               82,722
                                                                            ---------------------     ----------------
                 Net cash used in operating activities                                 (57,535)             (34,407)
                                                                            ---------------------     ----------------
    Cash flows from investing activities:
             Investments in limited partnerships, net                                 (288,932)            (981,779)
             Distributions received from limited partnerships                            8,262                2,515
                                                                            ---------------------     ----------------
                 Net cash used in investing activities                                (280,670)            (979,264)
                                                                            ---------------------     ----------------
    Net decrease in cash and cash equivalents                                         (338,205)          (1,013,671)
    Cash and cash equivalents, beginning of period                                     702,410            1,709,308
                                                                            ---------------------     ----------------
    Cash and cash equivalents, end of period                              $            364,205     $        695,367
                                                                            =====================     ================
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION
      Taxes paid                                                          $                  -     $              -
                                                                            =====================     ================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

The general partner is WNC & Associates, Inc. ("WNC") or (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership and General Partner have no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Equity in losses of Limited Partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on Nine months of reported results estimated by management of the Partnership. Management's estimate for the Nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 13% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,983,375 at the end of December 31, 2005 and 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed of at any time by WNC in its discretion. To date, no properties in the Partnership have been selected.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships in which each owns one Housing Complex except for one which owns three Housing Complexes. Collectively, the Housing Complexes consist of an aggregate of 506 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                            For the Nine Months          For the Year
                                                                   Ended                     Ended
                                                             December 31, 2005          March 31, 2005
                                                            ---------------------      ------------------
Investments  in  limited  partnerships,   beginning  of
   period                                                 $          11,083,115    $         11,827,145
Equity in losses of limited partnership                                (485,087)               (630,037)
Distributions received from limited partnerships                         (8,262)                 (1,193)
Amortization of capitalized warehouse interest and fees                  (3,183)                 (4,244)
Amortization of capitalized acquisition fees and costs                  (34,485)                (45,979)
Tax Credit Adjustment                                                   (40,804)                (62,577)
                                                            ---------------------      ------------------
Investments in limited partnerships, end of period        $          10,511,294    $         11,083,115
                                                            =====================      ==================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                          2005                       2004
                                                                 --------------------         ------------------
      Revenues                                                 $            2,212,000        $         1,734,000
                                                                 --------------------         ------------------
      Expenses:
         Interest expense                                                     541,000                    467,000
         Depreciation & amortization                                          852,000                    683,000
         Operating expenses                                                 1,311,000                  1,166,000
                                                                 --------------------         ------------------
             Total expenses                                                 2,704,000                  2,316,000
                                                                 --------------------         ------------------
      Net loss                                                 $             (492,000)       $          (582,000)
                                                                 ====================         ==================
      Net loss  allocable to the Partnership                   $             (485,000)       $          (555,000)
                                                                 ====================         ==================
      Net loss  recorded by the Partnership                    $             (485,000)       $          (555,000)
                                                                 ====================         ==================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition fees of $1,072,750. Accumulated amortization of these capitalized costs was $117,356 and $90,533 as of December 31, 2005 and March 31, 2005, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. For all periods presented, the Partnership incurred acquisition costs of $306,500. Accumulated amortization of these capitalized costs was $33,085 and $25,423 as of December 31, 2005 and March 31, 2005, respectively.

(c) An annual asset management fee not to exceed 0.5% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $108,282 and $108,831 were incurred for the nine months ended December 31, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $33,752 and $25,000 of these fees during the nine months ended December 31, 2005 and 2004, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $28,810 and $13,975 during the nine months ended December 31, 2005 and 2004, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following as of:

                                                                  December 31, 2005            March 31, 2005
                                                                ----------------------      ---------------------
       Asset management fees payable                         $                379,076    $               304,546
       Reimbursements for expenses paid by the
        General Partner or an affiliate                                            11                      4,815
                                                                ----------------------      ---------------------
         Total                                               $                379,087    $               309,361
                                                                ======================      =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to Limited Partnerships amounting to $110,891 and $440,626 at December 31, 2005 and March 31, 2005, respectively represent amounts, which are due at various times based on conditions specified in the respective Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $364,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $10,511,000. Liabilities at December 31, 2005 consisted primarily of $111,000 of notes payable to local limited partnerships and $379,000 in accrued expenses and management fees due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(212,000), reflecting a decrease of approximately $26,000 from the net loss of $(238,000) experienced for the three months ended December 31, 2004. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $23,000 due to losses of $(185,000) for the three months ended December 31, 2004 compared to losses of $(162,000) for the three months ended December 31, 2005. During 2005, properties were stabilizing as such losses were less than in 2004. In addition to the decrease in the equity in losses from limited partnerships, the loss from operations decreased by $3,000 due to a decrease in operating expenses of approximately $2,000 along with an increase of $1,000 in reporting fee income for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The decrease in expenses is due to a decrease of $2,000 for legal and accounting expenses.

Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(650,000), reflecting a decrease of $60,000 from the net loss of $(710,000) experienced for the nine months ended December 31, 2004. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $70,000 due to losses of $(555,000) for the nine months ended
December 31, 2004 compared to losses of $(485,000) for the nine months ended December 31, 2005. During 2005, properties were stabilizing as such losses were less than in 2004. The decrease of equity in losses from limited partnerships was offset by the loss from operations which increased by $(10,000) for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. The increase in loss from operations is primarily attributed to an increase of $(10,000) in legal and accounting expenses. Interest income also decreased by $(2,000) which was offset by a $2,000 increase in reporting fee income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-continued.

Cash Flows

Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004. Net decrease in cash during the nine months ended December 31, 2005 was $(338,000), compared to a net decrease in cash for the nine months ended December 31, 2004 of $(1,014,000) reflect a net change of $676,000. The change in net cash is due to a decrease of cash used in investing activities of $699,000 primarily due to a decrease of payments on notes payable to Limited Partnerships of $693,000 and a $6,000 increase of distributions received from Limited Partnerships. There was an increase of $(23,000) in cash used in operating activities due to the $(13,000) decrease in accrued fees and expenses due to the General Partner and affiliates along with the $(10,000) increase in legal and accounting fees.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: February 17, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 17, 2006