Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-04-29
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
For the quarterly period ended September 30, 2006
For the quarterly period ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-76435

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

California	33-0974533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )

(714) 622-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   No        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X____

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2006
For the quarterly period ended September 30, 2006
For the quarterly period ended December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2006 and 2005	4
	For the Three and Six Months Ended September 30, 2006 and 2005	5
	For the Three and Nine Months Ended December 31, 2006 and 2005	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2006	7
	For the Six Months Ended September 30, 2006	7
	For the Nine Months Ended December 31, 2006	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2006 and 2005	8
	For the Six Months Ended September 30, 2006 and 2005	9
	For the Nine Months Ended December 31, 2006 and 2005	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4T.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006
ASSETS

Cash	$305,945	$300,956	$278,976	$361,687
Investments in Local Limited Partnerships, net (Notes 2 and 3)	9,718,158	9,511,375	9,304,672	10,343,406

Total Assets	$10,024,103	$9,812,331	$9,583,648	$10,705,093

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$443,166	$472,577	$486,686	$419,654
Payables to Local Limited Partnerships (Notes 4)	60,891	60,891	60,891	110,891

Total Liabilities	504,057	533,468	547,577	530,545

Partners’ Equity (Deficit):
General Partner	(4,504)	(4,745)	(4,987)	(3,849)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	9,524,550	9,283,608	9,041,058	10,178,397

Total Partners’ Equity (Deficit)	9,520,046	9,278,863	9,036,071	10,174,548

Total Liabilities and Partners’ Equity (Deficit)	$10,024,103	$9,812,331	$9,583,648	$10,705,093

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	Three Months	Three Months

Reporting fees	$2,300	$1,828

Operating expenses and loss:
Amortization (Note 2)	12,556	12,556
Asset management fees (Note 3)	31,259	36,094
Impairment loss (Note 2)	418,290	-
Legal and accounting fees	234	9,025
Other	457	2,351

Total operating expenses and loss	462,796	60,026

Loss from operations	(460,496)	(58,198)

Equity in losses of Local Limited Partnerships (Note 2)	(194,402)	(161,696)

Interest income	396	1,250

Net loss	$(654,502)	$(218,644)

Net loss allocated to:
General Partner	$(655)	$(219)

Limited Partners	$(653,847)	$(218,425)

Net loss per Partnership Unit	$(43)	$(14)

Outstanding weighted Partnership Units	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2006 and 2005
 (Unaudited)

	2006		2005
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$16,637	$18,937	$-	$1,828

Operating expenses and loss:
Amortization (Note 2)	12,301	24,857	12,556	25,112
Asset management fees (Note 3)	35,750	67,009	36,094	72,188
Impairment loss (Note 2)	-	418,290	-	-
Legal and accounting fees	14,250	14,484	8,771	17,796
Other	1,463	1,920	507	2,858

Total operating expenses and loss	63,764	526,560	57,928	117,954

Loss from operations	(47,127)	(507,623)	(57,928)	(116,126)

Equity in losses of Local Limited
Partnerships (Note 2)	(194,402)	(388,804)	(161,695)	(323,391)

Interest income	346	742	498	1,748

Net loss	$(241,183)	$(895,685)	$(219,125)	$(437,769)

Net loss allocated to:
General Partner	$(241)	$(896)	$(219)	$(438)

Limited Partners	$(240,942)	$(894,789)	$(218,906)	$(437,331)

Net loss per Partnership Unit	$(16)	$(58)	$(14)	$(29)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2006 and 2005
 (Unaudited)

	2006		2005
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$18,937	$1,000	$2,828

Operating expenses and loss:
Amortization (Note 2)	12,301	37,158	12,556	37,668
Asset management fees (Note 3)	35,750	102,759	36,094	108,282
Impairment loss (Note 2)	-	418,290	-	-
Legal and accounting fees	108	14,592	2,589	20,385
Other	570	2,490	762	3,620

Total operating expenses and loss	48,729	575,289	52,001	169,955

Loss from operations	(48,729)	(556,352)	(51,001)	(167,127)

Equity in losses of Local Limited
Partnerships (Note 2)	(194,402)	(583,206)	(161,696)	(485,087)

Interest income	339	1,081	450	2,198

Net loss	$(242,792)	$(1,138,477)	$(212,247)	$(650,016)

Net loss allocated to:
General Partner	$(242)	$(1,138)	$(212)	$(650)

Limited Partners	$(242,550)	$(1,137,339)	$(212,035)	$(649,366)

Net loss per Partnership Unit	$(16)	$(74)	$(14)	$(42)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2006, Six Months Ended September 30, 2006
 and Nine Months Ended December 31, 2006
 (Unaudited)

For the Three Months Ended June 30, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(3,849)	$10,178,397	$10,174,548

Net loss	(655)	(653,847)	(654,502)

Partners’ equity (deficit) at June 30, 2006	$(4,504)	$9,524,550	$9,520,046

For the Six Months Ended September 30, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(3,849)	$10,178,397	$10,174,548

Net loss	(896)	(894,789)	(895,685)

Partners’ equity (deficit) at September 30, 2006	$(4,745)	$9,283,608	$9,278,863

For the Nine Months Ended December 31, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(3,849)	$10,178,397	$10,174,548

Net loss	(1,138)	(1,137,339)	(1,138,477)

Partners’ equity (deficit) at December 31, 2006	$(4,987)	$9,041,058	$9,036,071

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(654,502)	$(218,644)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	12,556	12,556
Impairment loss	418,290	-
Equity in losses of Local Limited Partnerships	194,402	161,696
Increase in accrued fees and expenses due to
General Partner and affiliates	23,512	25,779
Net cash used in operating activities	(5,742)	(18,613)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(50,000)	(264,148)
Net cash used in investing activities	(50,000)	(264,148)

Net decrease in cash	(55,742)	(282,761)

Cash, beginning of period	361,687	702,410

Cash, end of period	$305,945	$419,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$36,619

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(895,685)	$(437,769)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	24,857	25,112
Impairment loss	418,290	-
Equity in losses of Local Limited Partnerships	388,804	323,391
Increase in accrued fees and expenses due to
General Partner and affiliates	52,923	51,174
Net cash used in operating activities	(10,811)	(38,092)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(50,000)	(288,932)
Distributions received from Local Limited Partnerships	80	8,262
Net cash used in investing activities	(49,920)	(280,670)

Net decrease in cash	(60,731)	(318,762)

Cash, beginning of period	361,687	702,410

Cash, end of period	$300,956	$383,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$36,619

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,138,477)	$(650,016)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	37,158	37,668
Impairment loss	418,290	-
Equity in losses of Local Limited Partnerships	583,206	485,087
Increase in accrued fees and expenses due to
General Partner and affiliates	67,032	69,726
Net cash used in operating activities	(32,791)	(57,535)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(50,000)	(288,932)
Distributions received from Local Limited Partnerships	80	8,262
Net cash used in investing activities	(49,920)	(280,670)

Net decrease in cash	(82,711)	(338,205)

Cash, beginning of period	361,687	702,410

Cash, end of period	$278,976	$364,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$40,803

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” or the “General Partner”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2006, September 30, 2006, December 31, 2006 and 2005, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity’s expected losses, the majority of the expected residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership’s interests in these VIE’s as the Partnership is not considered the primary beneficiary. The Partnership’s balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Local Limited Partnerships in the future.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, September 30, 2006 and December 31, 2006, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  For all periods presented, the Partnership had no cash equivalents.

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

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2006 and 2005 was $12,556.  For the six months ended September 30, 2006 and 2005, amortization expense was $24,857 and $25,112, respectively, and for the nine months ended December 31, 2006 and 2005, amortization expense was $37,158 and $37,668, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2006 and 2005 impairment loss related to investments in Local Limited Partnerships was $392,030 and $0, respectively.   During the six months ended September 30, 2006 and 2005, the impairment losses were $392,030 and $0, respectively.  During the nine months ended December 31, 2006 and 2005, the impairment losses were $392,030 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2006 and 2005, an impairment loss of $26,260 and $0, respectively, was recorded against the related intangibles. During the six months ended September 30, 2006 and 2005, the impairment losses were $26,260 and $0, respectively. During the nine months ended December 31, 2006 and 2005, the impairment losses were $26,260 and $0, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex, except for one that owns three Housing Complexes, consisting of an aggregate of 526 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$10,343,406	$11,083,115
Impairment loss	(418,290)	(66,495)
Equity in losses of Local Limited Partnerships	(194,402)	(565,993)
Distributions received from Local Limited Partnerships	-	(1,194)
Amortization of capitalized acquisition fees and costs	(12,556)	(50,224)
Tax credit adjustments	-	(40,803)
Syndication costs	-	(15,000)
Investments per balance sheet, end of period	$9,718,158	$10,343,406

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$10,343,406	$11,083,115
Impairment loss	(418,290)	(66,495)
Equity in losses of Local Limited Partnerships	(388,804)	(565,993)
Distributions received from Local Limited Partnerships	(80)	(1,194)
Amortization of capitalized acquisition fees and costs	(24,857)	(50,224)
Tax credit adjustments	-	(40,803)
Syndication costs	-	(15,000)
Investments per balance sheet, end of period	$9,511,375	$10,343,406

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$10,343,406	$11,083,115
Impairment loss	(418,290)	(66,495)
Equity in losses of Local Limited Partnerships	(583,206)	(565,993)
Distributions received from Local Limited Partnerships	(80)	(1,194)
Amortization of capitalized acquisition fees and costs	(37,158)	(50,224)
Tax Credit adjustments	-	(40,803)
Syndication costs	-	(15,000)
Investments per balance sheet, end of period	$9,304,672	$10,343,406

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$8,424,248	$9,010,680
Acquisition fees and costs, net of accumulated amortization of $0 and $173,921	1,293,910	1,332,726
Investments per balance sheet, end of period	$9,718,158	$10,343,406

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$8,229,766	$9,010,680
Acquisition fees and costs, net of accumulated amortization of $12,301 and $173,921	1,281,609	1,332,726
Investments per balance sheet, end of period	$9,511,375	$10,343,406

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$8,035,364	$9,010,680
Acquisition fees and costs, net of accumulated amortization of $24,602 and $173,921	1,269,308	1,332,726
Investments per balance sheet, end of period	$9,304,672	$10,343,406

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$747,000	$737,000
Expenses:
Interest expense	177,000	180,000
Depreciation and amortization	271,000	284,000
Operating expenses	499,000	437,000
Total expenses	947,000	901,000

Net loss	$(200,000)	$(164,000)
Net loss allocable to the Partnership	$(194,000)	$(162,000)
Net loss recorded by the Partnership	$(194,000)	$(162,000)

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$1,495,000	$1,475,000
Expenses:
Interest expense	355,000	361,000
Depreciation and amortization	542,000	568,000
Operating expenses	999,000	874,000
Total expenses	1,896,000	1,803,000

Net loss	$(401,000)	$(328,000)
Net loss allocable to the Partnership	$(389,000)	$(323,000)
Net loss recorded by the Partnership	$(389,000)	$(323,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$2,242,000	$2,212,000
Expenses:
Interest expense	532,000	541,000
Depreciation and amortization	813,000	852,000
Operating expenses	1,498,000	1,311,000
Total expenses	2,843,000	2,704,000

Net loss	$(601,000)	$(492,000)
Net loss allocable to the Partnership	$(583,000)	$(485,000)
Net loss recorded by the Partnership	$(583,000)	$(485,000)

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $17,882, $8,941, $0 and $126,297 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalizes costs was $4,596, $2,298, $0 and $35,639 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $31,259 and $36,094, respectively, were incurred during the three months ended June 30, 2006 and 2005. For the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $67,009 and $72,188, respectively.  Asset management fees of $102,759 and $108,282, respectively, were incurred during the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $8,438 and $16,876 of those fees during the three months ended June 30, 2006 and 2005, respectively,  $16,876 and $26,161during the six months ended September 30, 2006 and 2005, respectively, and $23,126 and $33,752 during the nine months ended December 31, 2006 and 2005, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $4,800 during the three months ended June 30, 2006 and 2005, respectively, $13,614 and $16,355 during the six months ended September 30, 2006 and 2005, respectively, and $29,683 and $28,810 during the nine months ended December 31, 2006 and 2005, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $290, $145, $0 and $1,508 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.  The accumulated amortization of interest was $1,834, $917, $0 and $10,478 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006

Asset management fee payable	$429,553	$456,865	$486,365	$406,732
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	13,613	15,712	321	12,922
Total	$443,166	$472,577	$486,686	$419,654

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $60,891, $60,891, $60,891 and $110,891 at December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted of $306,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $9,718,000. Liabilities at June 30, 2006 consisted of $443,000 of accrued fees and expenses due to General Partner and affiliates and $61,000 of payables to Local Limited Partnerships.

The Partnership's assets at September 30, 2006 consisted of $301,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $9,511,000. Liabilities at September 30, 2006 consisted of $473,000 of accrued fees and expenses due to General Partner and affiliates and $61,000 of payables to Local Limited Partnerships.

The Partnership's assets at December 31, 2006 consisted of $279,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $9,305,000 Liabilities at December 31, 2006 consisted of $487,000 of accrued fees and expenses due to General Partner and affiliates and $61,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005   The Partnership's net loss for the three months ended June 30, 2006 was $(655,000), reflecting an increase of approximately $(436,000) from the net loss of $(219,000) for the three months ended June 30, 2005. Equity in losses of Local Limited Partnerships increased by $(33,000) for the three months ended June 30, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(418,000) for the three months ended June 30, 2006 from the three months ended June 30, 2005.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The legal and accounting fees decreased by $9,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the timing of the accounting work performed.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005 The Partnership's net loss for the three months ended September 30, 2006 was $(241,000), reflecting an increase of approximately $(22,000) from the net loss of $(219,000) for the three months ended September 30, 2005. Equity in losses of Local Limited Partnerships increased by $(33,000) for the three months ended September 30, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees increased by $(5,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the timing of the accounting work performed.  The reporting fees increased by $17,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005  The Partnership's net loss for the six months ended September 30, 2006 was $(896,000), reflecting an increase of approximately $(458,000) from the net loss of $(438,000) for the six months ended September 30, 2005. Equity in losses of Local Limited Partnerships increased by $(65,000) from the six months ended September 30, 2005 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(418,000). The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The legal and accounting fees decreased by $3,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of the accounting work performed.  The reporting fees  increased by $17,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005  The Partnership's net loss for the three months ended December 31, 2006 was $(243,000), reflecting an increase of approximately $(31,000) from the net loss of $(212,000) for the three months ended December 31, 2005. Equity in losses of Local Limited Partnerships increased by $(33,000) from the three months ended December 31, 2005 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees decreased by $2,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the timing of the accounting work performed.  The reporting fees decreased by $(1,000) for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005  The Partnership's net loss for the nine months ended December 31, 2006 was $(1,138,000), reflecting an increase of approximately $(488,000) from the net loss of $(650,000) for the nine months ended December 31, 2005. Equity in losses of Local Limited Partnerships increased by $(98,000) from the nine months ended December 31, 2005 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(418,000) for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The legal and accounting fees decreased by $6,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing of the accounting work being performed.  The reporting fees increased by $16,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The interest income decreased by $(1,000) due to the fact that the cash balances being maintained during the nine months ended December 31, 2006 was less than the cash balances being held by the Partnership during the nine months ended December 31, 2005.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005  Net cash used during the three months ended June 30, 2006 was $(56,000), compared to net cash used during the three months ended June 30, 2005 of $(283,000).  During the three months ended June 30, 2006, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(50,000) compared to $(264,000) paid during the three months ended June 30, 2005.  Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met.   In addition to the capital contribution payments decreasing, the Partnership reimbursed $(5,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2005, compared to no reimbursements during the three months ended June 30, 2006. Additionally, during the three months ended June 30, 2006, the Partnership paid $(8,000) in accrued asset management fees compared to $(17,000) paid during the three months ended June 30, 2005.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005  Net cash used during the six months ended September 30, 2006 was $(61,000) compared to net cash used during the six months ended September 30, 2005 of $(319,000).  The decrease in cash used during the six months ended September 30, 2006 is largely due to the Partnership paying capital contributions to Local Limited Partnerships in the amount of $(50,000) during the six months ended September 30, 2006 compared to $(289,000) paid during the six months ended September 30, 2005.  Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met.   In addition to the capital contribution payments decreasing, the Partnership reimbursed $(16,000) operating advances to the General Partner or an affiliate during the six months ended September 30, 2005 compared to $(14,000) of operating expense reimbursements during the six months ended September 30, 2006. Additionally, during the six months ended September 30, 2006, the Partnership paid $(17,000) in accrued asset management fees compared to $(26,000) paid during the six months ended September 30, 2005.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Finally, during the six months ended September 30, 2006, the Partnership received $17,000 more in reporting fees but $(8,000) less in distributions from Local Limited Partnerships.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005  Net cash used during the nine months ended December 31, 2006 was $(83,000) compared to net cash used during the nine months ended December 31, 2005 of $(338,000).  The decrease in cash used during the nine months ended December 31, 2006 is largely due to the Partnership paying capital contributions to Local Limited Partnerships in the amount of $(50,000) during the nine months ended December 31, 2006 compared to $(289,000) paid during the nine months ended December 31, 2005.  Capital contributions to Local Limited Partnerships are usually paid within the first two years of acquiring the interests, once certain benchmarks are met.   The Partnership reimbursed $(29,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2005 compared to $(30,000) of operating expense reimbursements during the nine months ended December 31, 2006. Additionally, during the nine months ended December 31, 2006, the Partnership paid $(23,000) in accrued asset management fees compared to $(34,000) paid during the nine months ended December 31, 2005.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Finally, during the nine months ended December 31, 2006 the Partnership received $16,000 more in reporting fees but $(8,000) less in distributions from Local Limited Partnerships.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2006, September 30, 2006 and December 31, 2006, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $24,000, $53,000 and $67,000 as compared to March 31, 2006. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2006, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

By:  WNC & ASSOCIATES, INC.  General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: April 29, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: April 29, 2011