Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-04-29
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
For the quarterly period ended September 30, 2007
For the quarterly period ended December 31, 2007

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2007
For the quarterly period ended September 30, 2007
For the quarterly period ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2007 and 2006	4
	For the Three and Six Months Ended September 30, 2007 and 2006	5
	For the Three and Nine Months Ended December 31, 2007 and 2006	6

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2007	7
	For the Six Months Ended September 30, 2007	7
	For the Nine Months Ended December 31, 2007	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2007 and 2006	8
	For the Six Months Ended September 30, 2007 and 2006	9
	For the Nine Months Ended December 31, 2007 and 2006	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4T.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007
ASSETS
Cash	$259,053	$252,671	$239,826	$279,261
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,030,479	7,821,633	7,614,017	9,097,977

Total Assets	$8,289,532	$8,074,304	$7,853,843	$9,377,238

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$554,170	$594,217	$616,865	$523,917
Payables to Local Limited Partnerships (Note 4)	40,282	40,282	40,282	60,891
Due to Local Limited Partnership	634	634	-	-

Total Liabilities	595,086	635,133	657,147	584,808

Partners’ Equity (Deficit):
General Partner	(6,329)	(6,584)	(6,827)	(5,231)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	7,700,775	7,445,755	7,203,523	8,797,661

Total Partners’ Equity (Deficit)	7,694,446	7,439,171	7,196,696	8,792,430

Total Liabilities and Partners’ Equity (Deficit)	$8,289,532	$8,074,304	$7,853,843	$9,377,238

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	Three Months	Three Months

Reporting fees	$5,759	$2,300

Operating expenses and loss:
Amortization (Note 2)	12,301	12,556
Asset management fees (Note 3)	35,750	31,259
Impairment loss (Note 2)	854,929	418,290
Legal and accounting fees	112	234
Other	639	457

Total operating expenses and loss	903,731	462,796

Loss from operations	(897,972)	(460,496)

Equity in losses of Local Limited Partnerships (Note 2)	(200,268)	(194,402)

Interest income	256	396

Net loss	$(1,097,984)	$(654,502)

Net loss allocated to:
General Partner	$(1,098)	$(655)

Limited Partners	$(1,096,886)	$(653,847)

Net loss per Partnership Unit	$(72)	$(43)

Outstanding weighted Partnership Units	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2007 and 2006
 (Unaudited)

	2007		2006
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$801	$6,560	$16,637	$18,937

Operating expenses and loss:
Amortization (Note 2)	7,020	19,321	12,301	24,857
Asset management fees (Note 3)	35,750	71,500	35,750	67,009
Impairment loss (Note 2)	-	854,929	-	418,290
Legal and accounting fees	12,637	12,749	14,250	14,484
Other	540	1,179	1,463	1,920

Total operating expenses and loss	55,947	959,678	63,764	526,560

Loss from operations	(55,146)	(953,118)	(47,127)	(507,623)

Equity in losses of Local
Limited Partnerships (Note 2)	(200,268)	(400,536)	(194,402)	(388,804)

Interest income	139	395	346	742
Net loss	$(255,275)	$(1,353,259)	$(241,183)	$(895,685)

Net loss allocated to:
General Partner	$(255)	$(1,353)	$(241)	$(896)

Limited Partners	$(255,020)	$(1,351,906)	$(240,942)	$(894,789)

Net loss per Partnership Unit	$(16)	$(88)	$(16)	$(58)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2007 and 2006
 (Unaudited)

	2007		2006
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$6,560	$-	$18,937

Operating expenses and loss:
Amortization (Note 2)	7,020	26,341	12,301	37,158
Asset management fees (Note 3)	35,750	107,250	35,750	102,759
Impairment loss (Note 2)	-	854,929	-	418,290
Legal and accounting fees	-	12,749	108	14,592
Other	309	1,488	570	2,490

Total operating expenses and loss	43,079	1,002,757	48,729	575,289

Loss from operations	(43,079)	(996,197)	(48,729)	(556,352)

Equity in losses of Local
Limited Partnerships (Note 2)	(199,402)	(599,938)	(194,402)	(583,206)

Interest income	6	401	339	1,081

Net loss	$(242,475)	$(1,595,734)	$(242,792)	$(1,138,477)

Net loss allocated to:
General Partner	$(243)	$(1,596)	$(242)	$(1,138)

Limited Partners	$(242,232)	$(1,594,138)	$(242,550)	$(1,137,339)

Net loss per Partnership Unit	$(16)	$(104)	$(16)	$(74)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2007, Six Months Ended September 30, 2007
 and Nine Months Ended December 31, 2007
 (Unaudited)

For the Three Months Ended June 30, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(5,231)	$8,797,661	$8,792,430

Net loss	(1,098)	(1,096,886)	(1,097,984)

Partners’ equity (deficit) at June 30, 2007	$(6,329)	$7,700,775	$7,694,446

For the Six Months Ended September 30, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(5,231)	$8,797,661	$8,792,430

Net loss	(1,353)	(1,351,906)	(1,353,259)

Partners’ equity (deficit) at September 30, 2007	$(6,584)	$7,445,755	$7,439,171

For the Nine Months Ended December 31, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(5,231)	$8,797,661	$8,792,430

Net loss	(1,596)	(1,594,138)	(1,595,734)

Partners’ equity (deficit) at December 31, 2007	$(6,827)	$7,203,523	$7,196,696

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,097,984)	$(654,502)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	12,301	12,556
Impairment loss	854,929	418,290
Equity in losses of Local Limited Partnerships	200,268	194,402
Increase in accrued fees and expenses due to
General Partner and affiliates	30,253	23,512
Increase in due to Local Limited Partnership	634	-
Net cash provided by (used in) operating activities	401	(5,742)

C Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(20,609)	(50,000)
Net cash used in investing activities	(20,609)	(50,000)

Net decrease in cash	(20,208)	(55,742)

Cash, beginning of period	279,261	361,687

Cash, end of period	$259,053	$305,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,353,259)	$(895,685)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	19,321	24,857
Impairment loss	854,929	418,290
Equity in losses of Local Limited Partnerships	400,536	388,804
Increase in accrued fees and expenses due to
General Partner and affiliates	70,300	52,923
Increase in due to Local Limited Partnership	634	-
Net cash used in operating activities	(7,539)	(10,811)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(20,609)	(50,000)
Distributions received from Local Limited Partnerships	1,558	80
Net cash used in investing activities	(19,051)	(49,920)

Net decrease in cash	(26,590)	(60,731)

Cash, beginning of period	279,261	361,687

Cash, end of period	$252,671	$300,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,595,734)	$(1,138,477)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	26,341	37,158
Impairment loss	854,929	418,290
Equity in losses of Local Limited Partnerships	599,938	583,206
Increase in accrued fees and expenses due to
General Partner and affiliates	92,948	67,032
Net cash used in operating activities	(21,578)	(32,791)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(20,609)	(50,000)
Distributions received from Local Limited Partnerships	2,752	80
Net cash used in investing activities	(17,857)	(49,920)

Net decrease in cash	(39,435)	(82,711)

Cash, beginning of period	279,261	361,687

Cash, end of period	$239,826	$278,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2007, six months ended September 30, 2007 and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” on the “General Partner”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2007, September 30, 2007, December 31, 2007 and 2006, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2007 and September 30, 2007, no investment accounts in Local Limited Partnerships had reached a zero balance. As of December 31, 2007, one investment account in a Local Limited Partnership had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $12,301 and $12,556, respectively.  For the six months ended September 30, 2007 and 2006, amortization expense was $19,321 and $24,857, respectively, and for the nine months ended December 31, 2007 and 2006, amortization expense was $26,341 and $37,158, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2007 and 2006, impairment loss related to investments in Local Limited Partnerships was $325,135 and $392,030, respectively.   During the six months ended September 30, 2007 and 2006, the impairment losses were $325,135 and $392,030, respectively.  During the nine months ended December 31, 2007 and 2006, the impairment losses were $325,135 and $392,030, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2007 and 2006, an impairment loss of $529,794 and $26,260, respectively, was recorded against the related intangibles. During the six months ended September 30, 2006 and 2005, the impairment losses were $529,794 and $26,260, respectively. During the nine months ended December 31, 2006 and 2005, the impairment losses were $529,794 and $26,260, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the end of the periods presented, the Partnership had acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex, except for one that owns three Housing Complexes, consisting of an aggregate of 526 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$9,097,977	$10,343,406
Impairment loss	(854,929)	(418,290)
Equity in losses of Local Limited Partnerships	(200,268)	(777,600)
Distributions received from Local Limited Partnerships	-	(80)
Amortization of capitalized acquisition fees and costs	(12,301)	(49,459)
Investments per balance sheet, end of period	$8,030,479	$9,097,977

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$9,097,977	$10,343,406
Impairment loss	(854,929)	(418,290)
Equity in losses of Local Limited Partnerships	(400,536)	(777,600)
Distributions received from Local Limited Partnerships	(1,558)	(80)
Amortization of capitalized acquisition fees and costs	(19,321)	(49,459)
Investments per balance sheet, end of period	$7,821,633	$9,097,977

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$9,097,977	$10,343,406
Impairment loss	(854,929)	(418,290)
Equity in losses of Local Limited Partnerships	(599,938)	(777,600)
Distributions received from Local Limited Partnerships	(2,752)	(80)
Amortization of capitalized acquisition fees and costs	(26,341)	(49,459)
Investments per balance sheet, end of period	$7,614,017	$9,097,977

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$7,315,567	$7,840,970
Acquisition fees and costs, net of accumulated amortization of $0 and $36,903	714,912	1,257,007
Investments per balance sheet, end of period	$8,030,479	$9,097,977

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$7,113,741	$7,840,970
Acquisition fees and costs, net of accumulated amortization of $7,020 and $36,903	707,892	1,257,007
Investments per balance sheet, end of period	$7,821,633	$9,097,977

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$6,913,145	$7,840,970
Acquisition fees and costs, net of accumulated amortization of $14,040 and $36,903	700,872	1,257,007
Investments per balance sheet, end of period	$7,614,017	$9,097,977

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$760,000	$747,000
Expenses:
Interest expense	170,000	177,000
Depreciation and amortization	269,000	271,000
Operating expenses	530,000	499,000
Total expenses	969,000	947,000

Net loss	$(209,000)	$(200,000)
Net loss allocable to the Partnership	$(200,000)	$(194,000)
Net loss recorded by the Partnership	$(200,000)	$(194,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$1,521,000	$1,495,000
Expenses:
Interest expense	341,000	355,000
Depreciation and amortization	538,000	542,000
Operating expenses	1,060,000	999,000
Total expenses	1,939,000	1,896,000

Net loss	$(418,000)	$(401,000)
Net loss allocable to the Partnership	$(401,000)	$(389,000)
Net loss recorded by the Partnership	$(401,000)	$(389,000)

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$2,281,000	$2,242,000
Expenses:
Interest expense	511,000	532,000
Depreciation and amortization	807,000	813,000
Operating expenses	1,590,000	1,498,000
Total expenses	2,908,000	2,843,000

Net loss	$(627,000)	$(601,000)
Net loss allocable to the Partnership	$(601,000)	$(583,000)
Net loss recorded by the Partnership	$(600,000)	$(583,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $11,918, $5,959, $0 and $26,823 as of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.   Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0, $0, $0 and $6,894 as of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $35,750 and $31,259 were incurred during the three months ended June 30, 2007 and 2006, respectively. During the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $71,500 and $67,009, respectively.  Asset management fees of $107,250 and $102,759 were incurred during the nine months ended December 31, 2007 and 2006, respectively. The Partnership paid the General Partner or its affiliates $6,250 and $8,438 of those fees during the three months ended June 30, 2007 and 2006, respectively,  $12,500 and $16,876 during the six months ended September 30, 2007 and 2006, respectively, and $12,500 and $29,683 during the nine months ended December 31, 2007 and 2006, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2007 and 2006, respectively, $2,628 and $13,614 during the six months ended September 30, 2007 and 2006, respectively, and $16,038 and $29,683 during the nine months ended December 31, 2007 and 2006, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(f)
WNC Holding, LLC, (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $290, $145, $0 and $435 as of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.  The accumulated amortization of interest was $1,834, $917, $0 and $2,751 as of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007

Asset management fee payable	$551,615	$581,115	$616,865	$522,115
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	2,555	13,102	-	1,802
Total	$554,170	$594,217	$616,865	$523,917

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282, $40,282, $40,282 and $60,891 at December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, the three and six months ended September 30, 2007 and 2006, and the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted of $259,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $8,030,000. Liabilities at June 30, 2007 consisted of $554,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at September 30, 2007 consisted of $253,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $7,822,000. Liabilities at September 30, 2007 consisted of $594,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at December 31, 2007 consisted of $240,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $7,614,000. Liabilities at December 31, 2007 consisted of $617,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 The Partnership's net loss for the three months ended June 30, 2007 was $(1,098,000), reflecting an increase of approximately $(443,000) from the net loss of $(655,000) for the three months ended June 30, 2006. Equity in losses of Local Limited Partnerships increased by $(6,000) for the three months ended June 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(437,000) for the three months ended June 30, 2007 from the three months ended June 30, 2006.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  Reporting fees increased by $3,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006 The Partnership's net loss for the three months ended September 30, 2007 was $(255,000), reflecting an increase of approximately $(14,000) from the net loss of $(241,000) for the three months ended September 30, 2006. Equity in losses of Local Limited Partnerships increased by $(6,000) for the three months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees decreased by $2,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the timing of the accounting work performed.  Additionally, the amortization decreased by $5,000 during the three months ended September 30, 2007 due to the fact that during the quarter ended June 30, 2007, the acquisition costs and fees associated with the investments were impaired thereby reducing the asset value and future amortization. Reporting fees decreased by $(16,000) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006  The Partnership's net loss for the six months ended September 30, 2007 was $(1,353,000), reflecting an increase of approximately $(457,000) from the net loss of $(896,000) for the six months ended September 30, 2006. Equity in losses of Local Limited Partnerships increased by $(12,000) from the six months ended September 30, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(437,000) for the six months ended September 30, 2007. Impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The legal and accounting fees decreased by $2,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the timing of the accounting work performed.  Additionally, the amortization decreased by $5,000 during the six months ended September 30, 2007 due to the fact that during the quarter ended June 30, 2007 the acquisition costs and fees associated with the investments were impaired thereby reducing the asset value and future amortization. Reporting fees decreased by $(12,000) for the six months ended September 30, 2007 compared to the six months ended September 30, 2006. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006  The Partnership's net loss for the three months ended December 31, 2007 was $(242,000), reflecting a decrease of approximately $1,000 from the net loss of $(243,000) for the three months ended December 31, 2006. Equity in losses of Local Limited Partnerships increased by $(5,000) from the three months ended December 31, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year. Additionally, the amortization decreased by $5,000 during the three months ended December 31, 2007 due to the fact that during the quarter ended June 30, 2007, the acquisition costs and fees associated with the investments were impaired thereby reducing the asset value and future amortization.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006  The Partnership's net loss for the nine months ended December 31, 2007 was $(1,596,000), reflecting an increase of approximately $(458,000) from the net loss of $(1,138,000) for the nine months ended December 31, 2006. Equity in losses of Local Limited Partnerships increased by $(17,000) from the nine months ended December 31, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(436,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The legal and accounting fees decreased by $2,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing of the accounting work performed. Additionally, the amortization decreased by $11,000 during the six months ended December 31, 2007 due to the fact that during the quarter ended June 30, 2007, the acquisition costs and fees associated with the investments were impaired thereby reducing the asset value and future amortization.  Reporting fees also decreased by $(12,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The interest income decreased by $(1,000) due to the fact that the cash balances maintained during the nine months ended December 31, 2007 were less than the cash balances held by the Partnership during the nine months ended December 31, 2006.

Capital Resources and Liquidity

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Net cash used during the three months ended June 30, 2007 was $(20,000), compared to net cash used during the three months ended June 30, 2006 of $(56,000).  During the three months ended June 30, 2007, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(21,000) compared to $(50,000) paid during the three months ended June 30, 2006.  Capital contributions to Local Limited Partnerships are paid once certain benchmarks are met.   Additionally, during the three months ended June 30, 2007, the Partnership paid $(6,000) in accrued asset management fees compared to $(8,000) paid during the three months ended June 30, 2006.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006 Net cash used during the six months ended September 30, 2007 was $(27,000) compared to net cash used during the six months ended September 30, 2006 of $(61,000).  The decrease in cash used during the six months ended September 30, 2007 is largely due to the Partnership paying capital contributions to Local Limited Partnerships in the amount of $(21,000) during the six months ended September 30, 2007 compared to $(50,000) paid during the six months ended September 30, 2006.  Capital contributions to Local Limited Partnerships are paid once certain benchmarks are met.   In addition, Partnership reimbursed $(13,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2006 compared to $(3,000) of operating expense reimbursements during the six months ended September 30, 2007. Additionally, during the six months ended September 30, 2007, the Partnership paid $(13,000) in accrued asset management fees compared to $(17,000) paid during the six months ended September 30, 2006.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.  During the six months ended September 30, 2006, the Partnership received $(12,000) less in reporting fees but $1,000 more in distributions from Local Limited Partnerships.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006 Net cash used during the nine months ended December 31, 2007 was $(39,000) compared to net cash used during the nine months ended December 31, 2006 of $(83,000).  The decrease in cash used during the nine months ended December 31, 2007 is largely due to the Partnership paying capital contributions to Local Limited Partnerships in the amount of $(21,000) during the nine months ended December 31, 2007compared to $(50,000) paid during the nine months ended December 31, 2006.  Capital contributions to Local Limited Partnerships are paid once certain benchmarks are met.   In addition to the capital contribution payments decreasing the Partnership reimbursed $(30,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2006 compared to $(16,000) of operating expense reimbursements during the nine months ended December 31, 2007. Additionally, during the nine months ended December 31, 2006, the Partnership paid $(29,000) in accrued asset management fees compared to $(13,000) paid during the nine months ended December 31, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.  During the six months ended December 31, 2007 the Partnership received $(12,000) less in reporting fees but $3,000 more in distributions from Local Limited Partnerships.  The reporting fees and distributions can vary from period to period due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2007, September 30, 2007 and December 31, 2007, accrued payables, which consist primarily of related asset party management fees and advances due to the General Partner, increased by $30,000, $70,000 and $93,000 as compared to March 31, 2007. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2007, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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