Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-05-02
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4
	For the Three and Six Months Ended September 30, 2008 and 2007	5
	For the Three and Nine Months Ended December 31, 2008 and 2007	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	7
	For the Six Months Ended September 30, 2008	7
	For the Nine Months Ended December 31, 2008	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	8
	For the Six Months Ended September 30, 2008 and 2007	9
	For the Nine Months Ended December 31, 2008 and 2007	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	27

Item 4T.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008
ASSETS
Cash and cash equivalents	$233,830	$223,934	$225,177	$227,351
Investments in Local Limited Partnerships, net (Notes 2 and 3)	6,222,841	6,050,009	5,875,984	7,414,092

Total Assets	$6,456,671	$6,273,943	$6,101,161	$7,641,443

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

Accrued fees and expenses due to General Partner and affiliates (Note 3)	$678,081	$699,353	$737,993	$641,912
Payables to Local Limited Partnerships (Note 4)	40,282	40,282	40,282	40,282

Total Liabilities	718,363	739,635	778,275	682,194

Partners’ Equity (Deficit):
General Partner	(8,285)	(8,489)	(8,700)	(7,064)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	5,746,593	5,542,797	5,331,586	6,966,313

Total Partners’ Equity (Deficit)	5,738,308	5,534,308	5,322,886	6,959,249

Total Liabilities and Partners’ Equity (Deficit)	$6,456,671	$6,273,943	$6,101,161	$7,641,443

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$6,317	$5,759

Operating expenses and loss:
Amortization (Note 2)	7,020	12,301
Asset management fees (Note 3)	35,750	35,750
Impairment loss (Note 2)	1,013,938	854,929
Legal and accounting fees	-	112
Other	419	639

Total operating expenses and loss	1,057,127	903,731

Loss from operations	(1,050,810)	(897,972)

Equity in losses of Local Limited Partnerships (Note 2)	(170,213)	(200,268)

Interest income	82	256

Net loss	$(1,220,941)	$(1,097,984)

Net loss allocated to:
General Partner	$(1,221)	$(1,098)

Limited Partners	$(1,219,720)	$(1,096,886)

Net loss per Partnership Unit	$(80)	$(72)

Outstanding weighted Partnership Units	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$4,402	$10,719	$801	$6,560

Operating expenses and loss:
Amortization (Note 2)	2,619	9,639	7,020	19,321
Asset management fees (Note 3)	35,750	71,500	35,750	71,500
Impairment loss (Note 2)	-	1,013,938	-	854,929
Legal and accounting fees	-	-	12,637	12,749
Other	238	657	540	1,179

Total operating expenses and loss	38,607	1,095,734	55,947	959,678

Loss from operations	(34,205)	(1,085,015)	(55,146)	(953,118)

Equity in losses of Local
Limited Partnerships (Note 2)	(170,213)	(340,426)	(200,268)	(400,536)

Interest income	418	500	139	395

Net loss	$(204,000)	$(1,424,941)	$(255,275)	$(1,353,259)

Net loss allocated to:
General Partner	$(204)	$(1,425)	$(255)	$(1,353)

Limited Partners	$(203,796)	$(1,423,516)	$(255,020)	$(1,351,906)

Net loss per Partnership Unit	$(13)	$(93)	$(16)	$(88)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$10,719	$-	$6,560

Operating expenses and loss:
Amortization (Note 2)	2,619	12,258	7,020	26,341
Asset management fees (Note 3)	35,750	107,250	35,750	107,250
Impairment loss (Note 2)	-	1,013,938	-	854,929
Legal and accounting fees	2,890	2,890	-	12,749
Other	-	657	309	1,488

Total operating expenses and loss	41,259	1,136,993	43,079	1,002,757

Loss from operations	(41,259)	(1,126,274)	(43,079)	(996,197)

Equity in losses of Local
Limited Partnerships (Note 2)	(170,213)	(510,639)	(199,402)	(599,938)

Interest income	50	550	6	401

Net loss	$(211,422)	$(1,636,363)	$(242,475)	$(1,595,734)

Net loss allocated to:
General Partner	$(211)	$(1,636)	$(243)	$(1,596)

Limited Partners	$(211,211)	$(1,634,727)	$(242,232)	$(1,594,138)

Net loss per Partnerships Unit	$(14)	$(107)	$(16)	$(104)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
 and Nine Months Ended December 31, 2008
 (Unaudited)

For the Three Months Ended June 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(7,064)	$6,966,313	$6,959,249

Net loss	(1,221)	(1,219,720)	(1,220,941)

Partners’ equity (deficit) at June 30, 2008	$(8,285)	$5,746,593	$5,738,308

For the Six Months Ended September 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(7,064)	$6,966,313	$6,959,249

Net loss	(1,425)	(1,423,516)	(1,424,941)

Partners’ equity (deficit) at September 30, 2008	$(8,489)	$5,542,797	$5,534,308

For the Nine Months Ended December 31, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(7,064)	$6,966,313	$6,959,249

Net loss	(1,636)	(1,634,727)	(1,636,363)

Partners’ equity (deficit) at December 31, 2008	$(8,700)	$5,331,586	$5,322,886

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,220,941)	$(1,097,984)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	7,020	12,301
Impairment loss	1,013,938	854,929
Equity in losses of Local Limited Partnerships	170,213	200,268
Increase in accrued fees and expenses due to
General Partner and affiliates	36,169	30,253
Increase in due to Local Limited Partnership	-	634
Net cash provided by operating activities	6,399	401

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(20,609)
Distributions received from Local Limited Partnerships	80	-
Net cash provided by (used in) investing activities	80	(20,609)

Net increase (decrease) in cash and cash equivalents	6,479	(20,208)

Cash and cash equivalents, beginning of period	227,351	279,261

Cash and cash equivalents, end of period	$233,830	$259,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,424,941)	$(1,353,259)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	9,639	19,321
Impairment loss	1,013,938	854,929
Equity in losses of Local Limited Partnerships	340,426	400,536
Increase in accrued fees and expenses due to
General Partner and affiliates	57,441	70,300
Increase in due to Local Limited Partnership	-	634
Net cash used in operating activities	(3,497)	(7,539)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(20,609)
Distributions received from Local Limited Partnerships	80	1,558
Net cash provided by (used in) investing activities	80	(19,051)

Net decrease in cash and cash equivalents	(3,417)	(26,590)

Cash and cash equivalents, beginning of period	227,351	279,261

Cash and cash equivalents, end of period	$223,934	$252,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,636,363)	$(1,595,734)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	12,258	26,341
Impairment loss	1,013,938	854,929
Equity in losses of Local Limited Partnerships	510,639	599,938
Increase in accrued fees and expenses due to
General Partner and affiliates	96,081	92,948
Net cash used in operating activities	(3,447)	(21,578)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(20,609)
Distributions received from Local Limited Partnerships	1,273	2,752
Net cash provided by (used in) investing activities	1,273	(17,857)

Net decrease in cash and cash equivalents	(2,174)	(39,435)

Cash and cash equivalents, beginning of period	227,351	279,261

Cash and cash equivalents, end of period	$225,177	$239,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. The General Partner has a .1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and 2007, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008 and December 31, 2008, one investment account in a Local Limited Partnership had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, the Partnership had cash equivalents of $95,066, $95,470, $95,499 and $0, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2008 and 2007 was $7,020 and $12,301, respectively.  For the six months ended September 30, 2008 and 2007, amortization expense was $9,639 and $19,321, respectively, and for the nine months ended December 31, 2008 and 2007 amortization expense was $12,258 and $26,341, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $589,283 and $325,135, respectively.   During the six months ended September 30, 2008 and 2007, the impairment losses were $589,283 and $325,135, respectively.  During the nine months ended December 31, 2008 and 2007, the impairment losses were $589,283 and $325,135, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2008 and 2007, an impairment loss of $424,655 and $529,794, respectively, was recorded against the related intangibles. During the six months ended September 30, 2008 and 2007, the impairment losses were $424,655 and $529,794, respectively. During the nine months ended December 31, 2008 and 2007, the impairment losses were $424,655 and $529,794, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex except for one which owns three Housing Complexes consisting of an aggregate of 526 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$7,414,092	$9,097,977
Impairment loss	(1,013,938)	(854,929)
Equity in losses of Local Limited Partnerships	(170,213)	(792,843)
Amortization of capitalized acquisition fees and costs	(7,020)	(33,361)
Distributions received from Local Limited Partnerships	(80)	(2,752)
Investments per balance sheet, end of period	$6,222,841	$7,414,092

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$7,414,092	$9,097,977
Impairment loss	(1,013,938)	(854,929)
Equity in losses of Local Limited Partnerships	(340,426)	(792,843)
Amortization of capitalized acquisition fees and costs	(9,639)	(33,361)
Distributions received from Local Limited Partnerships	(80)	(2,752)
Investments per balance sheet, end of period	$6,050,009	$7,414,092

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$7,414,092	$9,097,977
Impairment loss	(1,013,938)	(854,929)
Equity in losses of Local Limited Partnerships	(510,639)	(792,843)
Amortization of capitalized acquisition fees and costs	(12,258)	(33,361)
Distributions received from Local Limited Partnerships	(1,273)	(2,752)
Investments per balance sheet, end of period	$5,875,984	$7,414,092

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$5,960,664	$6,720,240
Acquisition fees and costs, net of accumulated amortization of $0 and $21,060	262,177	693,852
Investments per balance sheet, end of period	$6,222,841	$7,414,092

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$5,790,451	$6,720,240
Acquisition fees and costs, net of accumulated amortization of $2,619 and $21,060	259,558	693,852
Investments per balance sheet, end of period	$6,050,009	$7,414,092

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$5,619,045	$6,720,240
Acquisition fees and costs, net of accumulated amortization of $5,238 and $21,060	256,939	693,852
Investments per balance sheet, end of period	$5,875,984	$7,414,092

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$795,000	$760,000
Expenses:
Interest expense	167,000	170,000
Depreciation and amortization	265,000	269,000
Operating expenses	544,000	530,000
Total expenses	976,000	969,000

Net loss	$(181,000)	$(209,000)
Net loss allocable to the Partnership	$(177,000)	$(200,000)
Net loss recorded by the Partnership	$(170,000)	$(200,000)

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$1,589,000	$1,521,000
Expenses:
Interest expense	335,000	341,000
Depreciation and amortization	530,000	538,000
Operating expenses	1,087,000	1,060,000
Total expenses	1,952,000	1,939,000

Net loss	$(363,000)	$(418,000)
Net loss allocable to the Partnership	$(354,000)	$(401,000)
Net loss recorded by the Partnership	$(340,000)	$(401,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$2,384,000	$2,281,000
Expenses:
Interest expense	502,000	511,000
Depreciation and amortization	795,000	807,000
Operating expenses	1,631,000	1,590,000
Total expenses	2,928,000	2,908,000

Net loss	$(544,000)	$(627,000)
Net loss allocable to the Partnership	$(531,000)	$(601,000)
Net loss recorded by the Partnership	$(511,000)	$(600,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $3,116, $1,558, $0 and $17,877 as of December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $0 for all periods presented.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $35,750 were incurred during each of the three months ended June 30, 2008 and 2007. During each of the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $71,500.  Asset management fees of $107,250 were incurred during each of the nine months ended December 31, 2008 and 2007. The Partnership paid the General Partner or its affiliates $0 and $6,250 of those fees during the three months ended June 30, 2008 and 2007, respectively,  $12,500 during each of the six months ended September 30, 2008 and 2007, and $12,500 during each of the nine months ended December 31, 2008 and 2007.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007, respectively, $2,216 and $2,628, respectively, during the six months ended September 30, 2008 and 2007, respectively, and $2,216 and $16,038, respectively, during the nine months ended December 31, 2008 and 2007, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $290, $145, $0 and $435 as of December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.  The accumulated amortization of interest was $1,832, $916, $0 and $2,748 as of December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local

Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$675,865	$699,115	$734,865	$640,115
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	2,216	238	3,128	1,797
Total	$678,081	$699,353	$737,993	$641,912

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008 represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007 and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $234,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $6,223,000. Liabilities at June 30, 2008 consisted of $678,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at September 30, 2008 consisted of $224,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $6,050,000. Liabilities at September 30, 2008 consisted of $699,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at December 31, 2008 consisted of $225,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $5,876,000 Liabilities at December 31, 2008 consisted of $738,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007   The Partnership's net loss for the three months ended June 30, 2008 was $(1,221,000), reflecting an increase of approximately $(123,000) from the net loss of $(1,098,000) for the three months ended June 30, 2007. Equity losses of Local Limited Partnerships decreased by $30,000 for the three months ended June 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(159,000) for the three months ended June 30, 2008 from the three months ended June 30, 2007.  For the three months ended June 30, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the three months ended June 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions. Additionally, the amortization decreased by $5,000 during the three months ended June 30, 2008 due to the fact that during the prior year, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007  The Partnership's net loss for the three months ended September 30, 2008 was $(204,000), reflecting a decrease of approximately $51,000 from the net loss of $(255,000) for the three months ended September 30, 2007. Equity in losses of Local Limited Partnerships decreased by $30,000 for the three months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees decreased by $13,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of the accounting work performed.  Additionally, the amortization decreased by $4,000 during the three months ended September 30, 2008 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization.  The reporting fees increased by $4,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007  The Partnership's net loss for the six months ended September 30, 2008 was $(1,425,000), reflecting an increase of approximately $(72,000) from the net loss of $(1,353,000),for the six months ended September 30, 2007. Equity in losses of Local Limited Partnerships decreased by $60,000 from the six months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(159,000) for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.  For the six months ended September 30, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the six months ended September 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions. The legal and accounting fees decreased by $13,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the timing of the accounting work performed.  Additionally, the amortization decreased by $10,000 during the six months ended September 30, 2008 due to the fact that during the quarter ended June 30, 2008 the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization.  The reporting fees increased by $4,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007  The Partnership's net loss for the three months ended December 31, 2008 was $(211,000), reflecting a decrease of approximately $31,000 from the net loss of $(242,000) for the three months ended December 31, 2007. Equity in losses of Local Limited Partnerships decreased by $29,000 from the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. Additionally, the amortization decreased by $4,000 during the three months ended December 31, 2008 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization. The legal and accounting fees increased by $(3,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  The Partnership's net loss for the nine months ended December 31, 2008 was $(1,636,000), reflecting an increase of approximately $(40,000) from the net loss of $(1,596,000) for the nine months ended December 31, 2007. Equity in losses of Local Limited Partnerships decreased by $89,000 from the nine months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(159,000) for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.  For the nine months ended December 31, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the nine months ended December 31, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic conditions. The legal and accounting fees decreased by $10,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to the timing of the accounting work performed.  The reporting fees increased by $4,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  Net cash and cash equivalents  provided during the three months ended June 30, 2008 was $6,000, compared to net cash and cash equivalents used during the three months ended June 30, 2007 of $(20,000).  The variance was largely due to no capital contributions paid by the Partnership to Local Limited Partnerships during the three months ended June 30, 2008 compared to $(21,000) paid during the three months ended June 30, 2007.  Capital contributions to Local Limited Partnerships are paid once certain benchmarks are met. During the three months ended June 30, 2008, the Partnership paid no accrued asset management fees compared to $(6,000) paid during the three months ended June 30, 2007.  The Partnership received $1,000 more in reporting fees during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  Net cash and cash equivalents  used during the six months ended September 30, 2008 was $(3,000) compared to net cash and cash equivalents  used during the six months ended September 30, 2007 of $(27,000). The Partnership paid no capital contributions to Local Limited Partnerships during the six months ended September 30, 2008 compared to $(21,000) paid during the six months ended September 30, 2007.  Capital contributions to Local Limited Partnerships are paid once certain benchmarks are met. There were $(2,000) of reimbursements of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2008 compared to $(3,000) of operating expense reimbursements during the six months ended September 30, 2007. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.   During the six months ended September 30, 2008, Partnership received $4,000 more in reporting fees. Reporting fees are paid to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  Net cash and cash equivalents  used during the nine months ended December 31, 2008 was $(2,000) compared to net cash and cash equivalents  used during the nine months ended December 31, 2007 of $(39,000).  The Partnership paid no capital contributions to Local Limited Partnerships during the nine months ended December 31, 2008 compared to $(21,000) paid during the nine months ended December 31, 2007.  Capital contributions to Local Limited Partnerships are paid once certain benchmarks are met. There were $(2,000) of reimbursements of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2008 compared to $(16,000) of operating expense reimbursements paid during the nine months ended December 31, 2007. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.   During the nine months ended December 31, 2008, the Partnership received $4,000 more in reporting fees. Reporting fees are paid to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $36,000, $57,000 and $96,000, respectively, as compared to March 31, 2008. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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