Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-05-02
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4
	For the Three and Six Months Ended September 30, 2009 and 2008	5
	For the Three and Nine Months Ended December 31, 2009 and 2008	6

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	7
	For the Six Months Ended September 30, 2009	7
	For the Nine Months Ended December 31, 2009	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	8
	For the Six Months Ended September 30, 2009 and 2008	9
	For the Nine Months Ended December 31, 2009 and 2008	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4T.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash and cash equivalents	$206,871	$213,114	$213,167	$210,224
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,681,637	4,550,142	4,418,647	5,703,153

Total Assets	$4,888,508	$4,763,256	$4,631,814	$5,913,377

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

Accrued fees and expenses due to General Partner and affiliates (Note 3)	$783,390	$820,339	$856,823	$758,600
Payables to Local Limited Partnerships (Note 4)	40,282	40,282	40,282	40,282

Total Liabilities	823,672	860,621	897,105	798,882

Partners’ Equity (Deficit):
General Partner	(9,959)	(10,121)	(10,289)	(8,909)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	4,074,795	3,912,756	3,744,998	5,123,404

Total Partners’ Equity (Deficit)	4,064,836	3,902,635	3,734,709	5,114,495

Total Liabilities and Partners’ Equity (Deficit)	$4,888,508	$4,763,256	$4,631,814	$5,913,377

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$7,884	$6,317

Operating expenses and loss:
Amortization (Note 2)	2,619	7,020
Asset management fees (Note 3)	35,750	35,750
Impairment loss (Note 2)	876,565	1,013,938
Legal and accounting fees	224	-
Other	1,316	419

Total operating expenses and loss	916,474	1,057,127

Loss from operations	(908,590)	(1,050,810)

Equity in losses of Local Limited Partnerships (Note 2)	(141,138)	(170,213)

Interest income	69	82

Net loss	$(1,049,659)	$(1,220,941)

Net loss allocated to:
General Partner	$(1,050)	$(1,221)

Limited Partners	$(1,048,609)	$(1,219,720)

Net loss per Partnership Unit	$(68)	$(80)

Outstanding weighted Partnership Units	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$8,203	$16,087	$4,402	$10,719

Operating expenses and loss:
Amortization (Note 2)	2,288	4,907	2,619	9,639
Asset management fees (Note 3)	35,750	71,500	35,750	71,500
Impairment loss (Note 2)	-	876,565	-	1,013,938
Legal and accounting fees	3,034	3,258	-	-
Other	190	1,506	238	657

Total operating expenses and loss	41,262	957,736	38,607	1,095,734

Loss from operations	(33,059)	(941,649)	(34,205)	(1,085,015)

Equity in losses of Local Limited
Partnerships (Note 2)	(129,207)	(270,345)	(170,213)	(340,426)

Interest income	65	134	418	500

Net loss	$(162,201)	$(1,211,860)	$(204,000)	$(1,424,941)

Net loss allocated to:
General Partner	$(162)	$(1,212)	$(204)	$(1,425)

Limited Partners	$(162,039)	$(1,210,648)	$(203,796)	$(1,423,516)

Net loss per Partnership Unit	$(11)	$(79)	$(13)	$(93)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$16,087	$-	$10,719

Operating expenses and loss:
Amortization (Note 2)	2,288	7,195	2,619	12,258
Asset management fees (Note 3)	35,750	107,250	35,750	107,250
Impairment loss (Note 2)	-	876,565	-	1,013,938
Legal and accounting fees	-	3,258	2,890	2,890
Other	734	2,240	-	657

Total operating expenses and loss	38,772	996,508	41,259	1,136,993

Loss from operations	(38,772)	(980,421)	(41,259)	(1,126,274)

Equity in losses of Local Limited
Partnerships (Note 2)	(129,207)	(399,552)	(170,213)	(510,639)

Interest income	53	187	50	550

Net loss	$(167,926)	$(1,379,786)	$(211,422)	$(1,636,363)

Net loss allocated to:
General Partner	$(168)	$(1,380)	$(211)	$(1,636)

Limited Partners	$(167,758)	$(1,378,406)	$(211,211)	$(1,634,727)

Net loss per Partnerships Unit	$(11)	$(90)	$(14)	$(107)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009
 and Nine Months Ended December 31, 2009
 (Unaudited)

For the Three Months Ended June 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(8,909)	$5,123,404	$5,114,495

Net loss	(1,050)	(1,048,609)	(1,049,659)

Partners’ equity (deficit) at June 30, 2009	$(9,959)	$4,074,795	$4,064,836

For the Six Months Ended September 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(8,909)	$5,123,404	$5,114,495

Net loss	(1,212)	(1,210,648)	(1,211,860)

Partners’ equity (deficit) at September 30, 2009	$(10,121)	$3,912,756	$3,902,635

For the Nine Months Ended December 31, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(8,909)	$5,123,404	$5,114,495

Net loss	(1,380)	(1,378,406)	(1,379,786)

Partners’ equity (deficit) at December 31, 2009	$(10,289)	$3,744,998	$3,734,709

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,049,659)	$(1,220,941)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Amortization	2,619	7,020
Impairment loss	876,565	1,013,938
Equity in losses of Local Limited Partnerships	141,138	170,213
Increase in accrued fees and expenses due to
General Partner and affiliates	24,790	36,169
Net cash (used in) provided by operating activities	(4,547)	6,399

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,194	80
Net cash provided by investing activities	1,194	80

Net (decrease) increase in cash and cash equivalents	(3,353)	6,479

Cash and cash equivalents, beginning of period	210,224	227,351

Cash and cash equivalents, end of period	$206,871	$233,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,211,860)	$(1,424,941)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	4,907	9,639
Impairment loss	876,565	1,013,938
Equity in losses of Local Limited Partnerships	270,345	340,426
Increase in accrued fees and expenses due to
General Partner and affiliates	61,739	57,441
Net cash provided by (used in) operating activities	1,696	(3,497)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,194	80
Net cash provided by investing activities	1,194	80

Net increase (decrease) in cash and cash equivalents	2,890	(3,417)

Cash and cash equivalents, beginning of period	210,224	227,351

Cash and cash equivalents, end of period	$213,114	$223,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,379,786)	$(1,636,363)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Amortization	7,195	12,258
Impairment loss	876,565	1,013,938
Equity in losses of Local Limited Partnerships	399,552	510,639
Increase in accrued fees and expenses due to
General Partner and affiliates	98,223	96,081
Net cash provided by (used in) operating activities	1,749	(3,447)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,194	1,273
Net cash provided by investing activities	1,194	1,273

Net increase (decrease) in cash and cash equivalents	2,943	(2,174)

Cash and cash equivalents, beginning of period	210,224	227,351

Cash and cash equivalents, end of period	$213,167	$225,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009, September 30, 2009, December 31, 2009 and 2008, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual unaudited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009 and December 31, 2009, two investment accounts in Local Limited Partnerships had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, the Partnership had cash equivalents of $95,560, $95,583, $95,595 and $95,531, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $2,619 and $7,020, respectively.  For the six months ended September 30, 2009 and 2008, amortization expense was $4,907 and $9,639, respectively, and for the nine months ended December 31, 2009 and 2008, amortization expense was $7,195 and $12,258, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $843,357 and $589,283, respectively.   During the six months ended September 30, 2009 and 2008, the impairment losses were $843,357 and $589,283, respectively.  During the nine months ended December 31, 2009 and 2008, the impairment losses were $843,357 and $589,283, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2009 and 2008, an impairment loss of $33,208 and $424,655, respectively, was recorded against the related intangibles. During the six months ended September 30, 2009 and 2008, the impairment losses were $33,208 and $424,655, respectively. During the nine months ended December 31, 2009 and 2008, the impairment losses were $33,208 and $424,655, respectively.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$5,703,153	$7,414,092
Impairment loss	(876,565)	(1,013,938)
Equity in losses of Local Limited Partnerships	(141,138)	(680,851)
Amortization of capitalized acquisition fees and costs	(2,619)	(14,877)
Distributions received from Local Limited Partnerships	(1,194)	(1,273)
Investments per balance sheet, end of period	$4,681,637	$5,703,153

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$7,617,312	$8,406,438
Acquisition fees and costs, net of accumulated amortization of $267,993 and $216,495	1,620,297	1,671,795
Capitalized warehouse costs and interest, net of accumulated amortization of $167 and $140	872	899
Investments per balance sheet, end of period	$9,238,481	$10,079,132

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$5,703,153	$7,414,092
Impairment loss	(876,565)	(1,013,938)
Equity in losses of Local Limited Partnerships	(399,552)	(680,851)
Amortization of capitalized acquisition fees and costs	(7,195)	(14,877)
Distributions received from Local Limited Partnerships	(1,194)	(1,273)
Investments per balance sheet, end of period	$4,418,647	$5,703,153

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$4,463,144	$5,448,832
Acquisition fees and costs, net of accumulated amortization of $0 and $7,857	218,493	254,321
Investments per balance sheet, end of period	$4,681,637	$5,703,153

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$4,333,937	$5,448,832
Acquisition fees and costs, net of accumulated amortization of $2,288 and $7,857	216,205	254,321
Investments per balance sheet, end of period	$4,550,142	$5,703,153

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$4,204,730	$5,448,832
Acquisition fees and costs, net of accumulated amortization of $4,576 and $7,857	213,917	254,321
Investments per balance sheet, end of period	$4,418,647	$5,703,153

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$829,000	$795,000
Expenses:
Interest expense	168,000	167,000
Depreciation and amortization	263,000	265,000
Operating expenses	543,000	544,000
Total expenses	974,000	976,000

Net loss	$(145,000)	$(181,000)
Net loss allocable to the Partnership	$(148,000)	$(177,000)
Net loss recorded by the Partnership	$(141,000)	$(170,000)

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$1,659,000	$1,589,000
Expenses:
Interest expense	336,000	335,000
Depreciation and amortization	526,000	530,000
Operating expenses	1,086,000	1,087,000
Total expenses	1,948,000	1,952,000

Net loss	$(289,000)	$(363,000)
Net loss allocable to the Partnership	$(295,000)	$(354,000)
Net loss recorded by the Partnership	$(270,000)	$(340,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$2,488,000	$2,384,000
Expenses:
Interest expense	504,000	502,000
Depreciation and amortization	789,000	795,000
Operating expenses	1,630,000	1,631,000
Total expenses	2,923,000	2,928,000

Net loss	$(435,000)	$(544,000)
Net loss allocable to the Partnership	$(443,000)	$(531,000)
Net loss recorded by the Partnership	$(400,000)	$(511,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $2,454, $1,227, $0 and $4,674 as of December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.   Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalizes costs was $0 as of December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $35,750 were incurred during each of the three months ended June 30, 2009 and 2008. For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $71,500.  Asset management fees of $107,250 were incurred during each of the nine months ended December 31, 2009 and 2008. The Partnership paid the General Partner or its affiliates $12,500 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively,  $12,500 during each of the six months ended September 30, 2009 and 2008, and $12,500 during each of the nine months ended December 31, 2009 and 2008.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2009 and 2008, $2,025 and $2,216 during the six months ended September 30, 2009 and 2008, respectively, and $2,025 and $2,216 during the nine months ended December 31, 2009 and 2008, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $290, $145, $0 and $435 as of December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.  The accumulated amortization of interest was $1,832, $916, $0 and $2,748 as of December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$781,365	$817,115	$852,865	$758,115
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	2,025	3,224	3,958	485
Total	$783,390	$820,339	$856,823	$758,600

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009 represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2009 consisted of $207,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $4,682,000. Liabilities at June 30, 2009 consisted of $783,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at September 30, 2009 consisted of $213,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $4,550,000. Liabilities at September 30, 2009 consisted of $820,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at December 31, 2009 consisted of $213,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $4,419,000. Liabilities at December 31, 2009 consisted of $857,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008   The Partnership's net loss for the three months ended June 30, 2009 was $(1,050,000), reflecting a decrease of approximately $171,000 from the net loss of $(1,221,000) for the three months ended June 30, 2008. Equity in losses of Local Limited Partnerships decreased by $29,000 for the three months ended June 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $137,000 for the three months ended June 30, 2009 from the three months ended June 30, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Additionally, the amortization decreased by $4,000 during the three months ended June 30, 2009 due to the fact that during the quarter ended June 30, 2008, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization. The reporting fees increased by $2,000 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 The Partnership's net loss for the three months ended September 30, 2009 was $(162,000), reflecting a decrease of approximately $42,000 from the net loss of $(204,000) for the three months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $41,000 for the three months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The reporting fees increased by $4,000. Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Legal and accounting fees increased by $(3,000) due to the timing of the accounting work performed.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008  The Partnership's net loss for the six months ended September 30, 2009 was $(1,212,000), reflecting a decrease of approximately $213,000 from the net loss of $(1,425,000) for the six months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $70,000 from the six months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $137,000 for the six months ended September 30, 2009 from the six months ended September 30, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Additionally, the amortization decreased by $5,000 during the six months ended September 30, 2009 due to the fact that during the quarter ended June 30, 2009, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization. The reporting fees increased by $5,000. Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Legal and accounting fees increased by $(4,000) due to the timing of the accounting work performed.

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008  The Partnership's net loss for the three months ended December 31, 2009 was $(168,000), reflecting a decrease of approximately $43,000 from the net loss of $(211,000) for the three months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $41,000 from the three months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  Legal and accounting fees decreased by $3,000 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  The Partnership's net loss for the nine months ended December 31, 2009 was $(1,380,000), reflecting a decrease of approximately $256,000 from the net loss of $(1,636,000) for the nine months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $111,000 from the nine months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $137,000 for the nine months ended December 31, 2009 from the nine months ended December 31, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Additionally, the amortization decreased by $5,000 during the nine months ended December 31, 2009 due to the fact that during the quarter ended June 30, 2009, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization. The reporting fees increased by $5,000. Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Other expenses increased by $(2,000).

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008  Net cash and cash equivalents used during the three months ended June 30, 2009 was $(3,000), compared to net cash and cash equivalents  provided during the three months ended June 30, 2008 of $6,000. The change was primarily due to the $(13,000) in accrued asset management fees paid by the Partnership during the three months ended June 30, 2009 compared to no accrued asset management fees paid during the three months ended June 30, 2008.  The Partnership received $2,000 more in reporting fees during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  Net cash and cash equivalents  provided during the six months ended September 30, 2009 was $3,000 compared to net cash and cash equivalents  used during the six months ended September 30, 2008 of $(3,000).  During the six months ended September 30, 2009, the Partnership received $5,000 more in reporting fees than during the six months ended September 30, 2008.  The reporting fees are paid to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  Net cash and cash equivalents  provided during the nine months ended December 31, 2009 was $3,000 compared to net cash and cash equivalents  used during the nine months ended December 31, 2008 of $(2,000).  During the nine months ended December 31, 2009, the Partnership received $5,000 more in reporting fees than during the nine months ended December 31, 2008.  The reporting fees are paid to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $25,000, $62,000 and $98,000, respectively, as compared to March 31, 2009. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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