Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-05-02
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2010	March 31, 2010
ASSETS
Cash and cash equivalents	$191,156	$197,151	$217,644
Investments in Local Limited Partnerships, net (Notes 2 and 3)	3,140,439	3,010,245	4,287,152

Total Assets	$3,331,595	$3,207,396	$4,504,796

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$899,365	$938,795	$894,502
Payables to Local Limited Partnerships (Note 4)	40,282	40,282	40,282

Total Liabilities	939,647	979,077	934,784
Partners’ Equity (Deficit):
General Partner	(11,631)	(11,795)	(10,453)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	2,403,579	2,240,114	3,580,465

Total Partners’ Equity (Deficit)	2,391,948	2,228,319	3,570,012

Total Liabilities and Partners’ Equity (Deficit)	$3,331,595	$3,207,396	$4,504,796

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$5,408	$7,884

Operating expenses and loss:
Amortization (Note 2)	2,288	2,619
Asset management fees (Note 3)	35,750	35,750
Impairment loss (Note 2)	1,015,218	876,565
Legal and accounting fees	16	224
Other	1,063	1,316

Total operating expenses and loss	1,054,335	916,474

Loss from operations	(1,048,927)	(908,590)

Equity in losses of Local Limited Partnerships (Note 2)	(129,207)	(141,138)

Interest income	70	69

Net loss	$(1,178,064)	$(1,049,659)

Net loss allocated to:
General Partner	$(1,178)	$(1,050)

Limited Partners	$(1,176,886)	$(1,048,609)

Net loss per Partnership Unit	$(77)	$(68)

Outstanding weighted Partnership Units	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$5,934	$11,342	$8,203	$16,087

Operating expenses and loss:
Amortization (Note 2)	987	3,275	2,288	4,907
Asset management fees (Note 3)	35,750	71,500	35,750	71,500
Impairment loss (Note 2)	-	1,015,218	-	876,565
Legal and accounting fees	3,450	3,466	3,034	3,258
Other	230	1,293	190	1,506

Total operating expenses and loss	40,417	1,094,752	41,262	957,736

Loss from operations	(34,483)	(1,083,410)	(33,059)	(941,649)

Equity in losses of Local Limited
Partnerships (Note 2)	(129,207)	(258,414)	(129,207)	(270,345)

Interest income	61	131	65	134

Net loss	$(163,629)	$(1,341,693)	$(162,201)	$(1,211,860)

Net loss allocated to:
General Partner	$(164)	$(1,342)	$(162)	$(1,212)

Limited Partners	$(163,465)	$(1,340,351)	$(162,039)	$(1,210,648)

Net loss per Partnership Unit	$(10)	$(87)	$(11)	$(79)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2010 and Six Months Ended September 30, 2010
 (Unaudited)

For the Three Months Ended June 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(10,453)	$3,580,465	$3,570,012

Net loss	(1,178)	(1,176,886)	(1,178,064)

Partners’ equity (deficit) at June 30, 2010	$(11,631)	$2,403,579	$2,391,948

For the Six Months Ended September 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(10,453)	$3,580,465	$3,570,012

Net loss	(1,342)	(1,340,351)	(1,341,693)

Partners’ equity (deficit) at September 30, 2010	$(11,795)	$2,240,114	$2,228,319

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,178,064)	$(1,049,659)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	2,288	2,619
Impairment loss	1,015,218	876,565
Equity in losses of Local Limited Partnerships	129,207	141,138
Increase in accrued fees and expenses due to
General Partner and affiliates	4,863	24,790
Net cash used in operating activities	(26,488)	(4,547)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	1,194
Net cash provided by investing activities	-	1,194

Net decrease in cash and cash equivalents	(26,488)	(3,353)

Cash and cash equivalents, beginning of period	217,644	210,224

Cash and cash equivalents, end of period	$191,156	$206,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,341,693)	$(1,211,860)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Amortization	3,275	4,907
Impairment loss	1,015,218	876,565
Equity in losses of Local Limited Partnerships	258,414	270,345
Increase in accrued fees and expenses due to
General Partner and affiliates	44,293	61,739
Net cash (used in) provided by operating activities	(20,493)	1,696

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	1,194
Net cash provided by investing activities	-	1,194

Net (decrease) increase in cash and cash equivalents	(20,493)	2,890

Cash and cash equivalents, beginning of period	217,644	210,224

Cash and cash equivalents, end of period	$197,151	$213,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
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
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2010 and 2009, September 30, 2010 and 2009, respectively, have been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2010 and September 30, 2010, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2010, September 30, 2010 and March 31, 2010, the Partnership had cash equivalents of $95,644, $95,681 and $95,611, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2010 and 2009 was $2,288 and $2,619, respectively. For the six months ended September 30, 2010 and 2009, amortization expense was $3,275 and $4,907, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $896,739 and $843,357, respectively.   During the six months ended September 30, 2010 and 2009, the impairment losses were $896,739 and $843,357, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2010 and 2009, an impairment loss of $118,479 and $33,208, respectively, was recorded against the related intangibles. During the six months ended September 30, 2010 and 2009, the impairment losses were $118,479 and $33,208, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the end of the periods presented, the Partnership had acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex except for one that owns three Housing Complexes consisting of an aggregate of 526 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$4,287,152	$5,703,153
Impairment loss	(1,015,218)	(876,565)
Equity in losses of Local Limited Partnerships	(129,207)	(528,759)
Amortization of capitalized acquisition fees and costs	(2,288)	(9,483)
Distributions received from Local Limited Partnerships	-	(1,194)
Investments per balance sheet, end of period	$3,140,439	$4,287,152

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$4,287,152	$5,703,153
Impairment loss	(1,015,218)	(876,565)
Equity in losses of Local Limited Partnerships	(258,414)	(528,759)
Amortization of capitalized acquisition fees and costs	(3,275)	(9,483)
Distributions received from Local Limited Partnerships	-	(1,194)
Investments per balance sheet, end of period	$3,010,245	$4,287,152

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$3,049,577	$4,075,523
Acquisition fees and costs, net of accumulated amortization of $0 and $6,864	90,862	211,629
Investments per balance sheet, end of period	$3,140,439	$4,287,152

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$2,920,370	$4,075,523
Acquisition fees and costs, net of accumulated amortization of $987 and $6,864	89,875	211,629
Investments per balance sheet, end of period	$3,010,245	$4,287,152

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$829,000	$829,000
Expenses:
Interest expense	168,000	168,000
Depreciation and amortization	263,000	263,000
Operating expenses	543,000	543,000
Total expenses	974,000	974,000

Net loss	$(145,000)	$(145,000)
Net loss allocable to the Partnership	$(148,000)	$(148,000)
Net loss recorded by the Partnership	$(129,000)	$(141,000)

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$1,659,000	$1,659,000
Expenses:
Interest expense	336,000	336,000
Depreciation and amortization	526,000	526,000
Operating expenses	1,087,000	1,086,000
Total expenses	1,949,000	1,948,000

Net loss	$(290,000)	$(289,000)
Net loss allocable to the Partnership	$(295,000)	$(295,000)
Net loss recorded by the Partnership	$(258,000)	$(270,000)

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
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $0, and $3,681 as of September 30, 2010, June 30, 2010 and March 31, 2010, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in Investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 as of September 30, 2010, June 30, 2010 and March 31, 2010. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership.  If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $35,750 were incurred during the three months ended June 30, 2010 and 2009. For the six months ended September 30, 2010 and 2009, the Partnership incurred asset management fees of $71,500. The Partnership paid the General Partner or its affiliates $25,000 and $12,500 of those fees during the three months ended June 30, 2010 and 2009, respectively, and $25,000 and $12,500 of those fees during the six months ended September 30, 2010 and 2009, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $6,966 and $0 during the three months ended June 30, 2010 and 2009, respectively, and $6,966 and $2,025 during the six months ended September 30, 2010 and 2009, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010 and September 30, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $145, $0 and $435 as of September 30, 2010, June 30, 2010 and March 31, 2010, respectively.  The accumulated amortization of interest was $842, $0 and $2,748 as of September 30, 2010, June 30, 2010 and March 31, 2010, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	March 31, 2010

Asset management fee payable	$899,365	$935,115	$888,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	-	3,680	5,887
Total	$899,365	$938,795	$894,502

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at September 30, 2010, June 30, 2010 and March 31, 2010, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009 and the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2010 consisted of $191,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $3,140,000. Liabilities at June 30, 2010 consisted of $899,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

The Partnership's assets at September 30, 2010 consisted of $197,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $3,010,000. Liabilities at September 30, 2010 consisted of $939,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   The Partnership's net loss for the three months ended June 30, 2010 was $(1,178,000), reflecting an increase of approximately $(128,000) from the net loss of $(1,050,000) for the three months ended June 30, 2009. Equity in losses of Local Limited Partnerships decreased by $12,000 for the three months ended June 30, 2010 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(139,000) for the three months ended June 30, 2010 from the three months ended June 30, 2009.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The reporting fees decreased by $(2,000).  Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 The Partnership's net loss for the three months ended September 30, 2010 was $(163,000), reflecting an increase of approximately $(1,000) from the net loss of $(162,000) for the three months ended September 30, 2009. The amortization decreased by $1,000 during the three months ended September 30, 2010 due to the fact that during the quarter ended June 30, 2010, the acquisition costs and fees associated with the investments were reduced by a fund impairment thereby decreasing the asset value and future amortization. The reporting fees decreased by $(2,000).  Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009 The Partnership's net loss for the six months ended September 30, 2010 was $(1,342,000), reflecting an increase of approximately $(130,000) from the net loss of $(1,212,000) for the six months ended September 30, 2009. Equity in losses of Local Limited Partnerships decreased by $12,000 from the six months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(139,000).  The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership. The amortization decreased by $2,000 during the six months ended September 30, 2010 due to the fact that during the quarter ended June 30, 2010, the acquisition costs and fees associated with the investments were reduced by a fund impairment thereby decreasing the asset value and future amortization. The reporting fees decreased by $(5,000).  Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009  Net cash and cash equivalents  used during the three months ended June 30, 2010 was $(26,000), compared to net cash and cash equivalents  used during the three months ended June 30, 2009 of $(3,000).  The Partnership paid $(7,000) of reimbursements of operating advances to the General Partner or an affiliate during the three months ended June 30, 2010 compared to no reimbursements paid during the three months ended June 30, 2009. Additionally, during the three months ended June 30, 2010, the Partnership paid $(25,000) in accrued asset management fees compared to $(13,000) paid during the three months ended June 30, 2009.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliates.  The Partnership received $(2,000) less in reporting fees during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009 Net cash and cash equivalents  used during the six months ended September 30, 2010 was $(20,000) compared to net cash and cash equivalents  provided during the six months ended September 30, 2009 of $3,000. The net change of $(23,000) was largely due to the Partnership paying accrued asset management fees of $(25,000) during the six months ended September 30, 2010 compared to $(13,000) paid during the six months ended September 30, 2009.  During the six months ended September 30, 2010, the Partnership reimbursed the General Partner or an affiliate $(7,000) for operating expenses paid on its behalf compared to $(2,000) paid during the six months ended September 30, 2009.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $(5,000) less in reporting fees during the six months ended September 30, 2010 compared to the six months ended September 30, 2009. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three and six months ended June 30, 2010 and September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $5,000 and $44,000 as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010 and September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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