Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-05-02
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
For the quarterly period ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2010 and 2009	4

	Condensed Statements of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2010	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Cash and cash equivalents	$198,405	$217,644
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,878,857	4,287,152

Total Assets	$3,077,262	$4,504,796

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$975,279	$894,502
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,015,561	934,784
Partners’ Equity (Deficit):
General Partner	(11,961)	(10,453)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	2,073,662	3,580,465

Total Partners’ Equity (Deficit)	2,061,701	3,570,012

Total Liabilities and Partners’ Equity (Deficit)	$3,077,262	$4,504,796

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$11,342	$-	$16,087

Operating expenses and loss:
Amortization (Note 2)	987	4,262	2,288	7,195
Asset management fees (Note 3)	35,750	107,250	35,750	107,250
Impairment loss (Note 2)	-	1,015,218	-	876,565
Legal and accounting fees	-	3,466	-	3,258
Other	735	2,028	734	2,240

Total operating expenses and loss	37,472	1,132,224	38,772	996,508

Loss from operations	(37,472)	(1,120,882)	(38,772)	(980,421)

Equity in losses of Local Limited
Partnerships (Note 2)	(129,207)	(387,621)	(129,207)	(399,552)

Interest income	61	192	53	187

Net loss	$(166,618)	$(1,508,311)	$(167,926)	$(1,379,786)

Net loss allocated to:
General Partner	$(166)	$(1,508)	$(168)	$(1,380)

Limited Partners	$(166,452)	$(1,506,803)	$(167,758)	$(1,378,406)

Net loss per Partnership Unit	$(11)	$(98)	$(11)	$(90)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(10,453)	$3,580,465	$3,570,012

Net loss	(1,508)	(1,506,803)	(1,508,311)

Partners’ equity (deficit) at December 31, 2010	$(11,961)	$2,073,662	$2,061,701

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,508,311)	$(1,379,786)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Amortization	4,262	7,195
Impairment loss	1,015,218	876,565
Equity in losses of Local Limited Partnerships	387,621	399,552
Increase in accrued fees and expenses due to
General Partner and affiliates	80,777	98,223
Net cash (used in) provided by operating activities	(20,433)	1,749

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,194	1,194
Net cash provided by investing activities	1,194	1,194

Net (decrease) increase in cash and cash equivalents	(19,239)	2,943

Cash and cash equivalents, beginning of period	217,644	210,224

Cash and cash equivalents, end of period	$198,405	$213,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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
For the Quarterly Period Ended December 31, 2010
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
For the Quarterly Period Ended December 31, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended December 31, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the nine-month period is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2010, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had cash equivalents of $95,718 and $95,611, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2010 and 2009 was $4,262 and $7,195, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $896,739 and $843,357, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2010 and 2009, an impairment loss of $118,479 and $33,208, respectively, was recorded against the related intangibles.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$4,287,152	$5,703,153
Impairment loss	(1,015,218)	(876,565)
Equity in losses of Local Limited Partnerships	(387,621)	(528,759)
Amortization of capitalized acquisition fees and costs	(4,262)	(9,483)
Distributions received from Local Limited Partnerships	(1,194)	(1,194)
Investments per balance sheet, end of period	$2,878,857	$4,287,152

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$2,789,969	$4,075,523
Acquisition fees and costs, net of accumulated amortization of $1,974 and $6,864	88,888	211,629
Investments per balance sheet, end of period	$2,878,857	$4,287,152

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$2,488,000	$2,488,000
Expenses:
Interest expense	504,000	504,000
Depreciation and amortization	789,000	789,000
Operating expenses	1,630,000	1,630,000
Total expenses	2,923,000	2,923,000

Net loss	$(435,000)	$(435,000)
Net loss allocable to the Partnership	$(443,000)	$(443,000)
Net loss recorded by the Partnership	$(388,000)	$(400,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $3,681 as of December 31, 2010 and March 31, 2010, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 as of December 31, 2010 and March 31, 2010. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the total of the remaining Low Income Housing Tax Credits allocated to the Partnership.  If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $107,250, were incurred during each of the nine months ended December 31, 2010 and 2009. The Partnership paid the General Partner or its affiliates $25,000 and $12,500 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $6,966 and $2,205 during the nine months ended December 31, 2010 and 2009, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was  $290 and $435 as of December 31, 2010 and March 31, 2010, respectively.  The accumulated amortization of interest was $1,684 and $2,748 as of December 31, 2010 and March 31, 2010, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2010	March 31, 2010

Asset management fee payable	$970,865	$888,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,414	5,887
Total	$975,279	$894,502

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at December 31, 2010 and March 31, 2010 represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis which compares the results of operations for the three and nine months ended December 31, 2010 and 2009 should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2010 consisted of $198,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $2,879,000. Liabilities at December 31, 2010 consisted of $975,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009  The Partnership's net loss for the three months ended December 31, 2010 was $(167,000), reflecting a decrease of approximately $1,000 from the net loss of $(168,000) for the three months ended December 31, 2009. The amortization decreased by $1,000 during the three months ended December 31, 2010 due to the fact that during the quarter ended June 30, 2010, the acquisition costs and fees associated with the investments were impaired thereby decreasing the asset value and future amortization.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The Partnership's net loss for the nine months ended December 31, 2010 was $(1,508,000), reflecting an increase of approximately $(128,000) from the net loss of $(1,380,000) for the nine months ended December 31, 2009. Equity in losses of Local Limited Partnerships decreased by $12,000 from the nine months ended December 31, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(139,000).  The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Additionally, the amortization decreased by $3,000 during the nine months ended December 31, 2010 due to the fact that during the quarter ended June 30, 2010, the acquisition costs and fees associated with the investments were reduced by a fund impairment. The reporting fees decreased by $(5,000).  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  Net cash and cash equivalents used during the nine months ended December 31, 2010 was $(19,000) compared to net cash and cash equivalents  provided during the nine months ended December 31, 2009 of $3,000.  The net change of $22,000 was largely due to the Partnership paying accrued asset management fees of $(25,000) during the nine months ended December 31, 2010 compared to $(13,000) paid during the nine months ended September 30, 2009.  During the nine months ended December 31, 2010, the Partnership reimbursed the General Partner or an affiliate $(7,000) for operating expenses paid on its behalf compared to $(2,000) paid during the nine months ended December 31, 2009.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $(5,000) less in reporting fees during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $81,000 as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2012.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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