Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-06-28
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2011

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
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X__ No______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns a single Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes that are eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

For each of the years ended March 31, 2011, 2010 and 2009, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $1,015,218, $876,565 and $1,013,938, respectively.

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
•
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

•
the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner.  The alternative minimum tax could reduce the tax benefits from an investment in the Partnership

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

    Alternative minimum tax liability could reduce a Limited Partner’s tax benefits.  If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership.  The application of the alternative minimum tax is personal to each Limited Partner.  Tax credits may not be utilized to reduce alternative minimum tax liability.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by $118,000, $131,000 and $118,000, for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $143,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2011			As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,655,000

Byhalia Estates, L.P.	Byhalia, Mississippi	SEMC, Inc.	219,000	219,000	25	318,000	686,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	452,000	452,000	29	640,000	1,366,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	2,044,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	ERC Properties, Inc	1,770,000	1,770,000	72	2,313,000	1,798,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	1,691,000	1,691,000	96	2,297,000	2,605,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	634,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,433,000

Parker Estates, L.P., a Mississippi Limited Partnership	Sunflower, Mississippi	SEMC, Inc.	274,000	274,000	32	400,000	928,000

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	579,000	579,000	32	827,000	731,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	1,089,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,288,000

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	242,000	242,000	20	372,000	600,000

			$11,441,000	$11,401,000	526	$15,784,000	$17,857,000

 (1)           Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. 80% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership's Limited Partners.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$480,000	$60,000	40.84%

Byhalia Estates, L.P.	176,000	13,000	99.98%

Calico Terrace Limited Partnership	170,000	(1,000)	99.98%

Harbor Pointe, L.P.	244,000	(111,000)	99.97%

McPherson Housing Associates Limited Partnership	410,000	(35,000)	99.98%

Mendota I, L.P. an Illinois Limited Partnership	513,000	(71,000)	99.98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	176,000	(6,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	183,000	(60,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership	211,000	(28,000)	99.98%

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	133,000	(44,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	136,000	(18,000)	99.98%

Selman Place, LP	246,000	(103,000)	99.97%

Villas of Palm L.P.	181,000	(35,000)	99%

	$3,259,000	$(439,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	98%	90%	100%	93%	85%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	100%	100%	100%	100%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	100%	100%	83%	90%	93%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	98%	98%	100%	100%	100%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	94%	93%	97%	99%	93%

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	94%	98%	98%	96%	98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	95%	85%	90%	100%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	96%	83%	83%	96%	96%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	100%	100%	97%	97%	100%

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	88%	84%	94%	97%	63%

Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	88%	71%	92%	83%	63%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	100%	98%	98%	98%	98%

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	70%	100%	100%	100%	100%

	Weighted Average		95%	94%	96%	96%	93%

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

b)	At March 31, 2011, there were 815 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash and cash equivalents	$194,033	$217,644	$210,224	$227,351	$279,261
Investments in Local Limited Partnerships, net	2,844,594	4,287,152	5,703,153	7,414,092	9,097,977

Total Assets	$3,038,627	$4,504,796	$5,913,377	$7,641,443	$9,377,238

LIABILITIES
Payables to Local Limited Partnerships	$40,282	$40,282	$40,282	$40,282	$60,891
Accrued fees and expenses due to General Partner and affiliates	1,059,723	894,502	758,600	641,912	523,917

Total Liabilities	1,100,005	934,784	798,882	682,194	584,808

PARTNERS' EQUITY	1,938,622	3,570,012	5,114,495	6,959,249	8,792,430

Total Liabilities and Partners’ Equity	$3,038,627	$4,504,796	$5,913,377	$7,641,443	$9,377,238

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Loss from operations (Note 1)	$(1,210,727)	$(1,015,968)	$(1,164,527)	$(1,040,764)	$(605,884)
Equity in losses of Local Limited Partnerships	(420,897)	(528,759)	(680,851)	(792,843)	(777,600)
Interest income	234	244	624	426	1,366
Net loss	$(1,631,390)	$(1,544,483)	$(1,844,754)	$(1,833,181)	$(1,382,118)

Net loss allocated to:
General Partner	$(1,631)	$(1,544)	$(1,845)	$(1,833)	$(1,382)

Limited Partners	$(1,629,759)	$(1,542,939)	$(1,842,909)	$(1,831,348)	$(1,380,736)

Net loss per Partnership Unit	$(106.35)	$(100.68)	$(120.26)	$(119.50)	$(90.10)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325	15,325

Note 1 - Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 include a charge for impairment losses on investments in Local Limited Partnerships of $1,015,218, $876,565, $1,013,938, $854,929 and $418,290,  respectively   (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Net cash provided by (used in):

Operating activities	$(24,805)	6,226	$(18,400)	$(34,053)	$(32,506)
Investing activities	1,194	1,194	1,273	(17,857)	(49,920)

Net change in cash and cash equivalents	(23,611)	7,420	(17,127)	(51,910)	(82,426)

Cash and cash equivalents, beginning of period	217,644	210,224	227,351	279,261	361,687

Cash and cash equivalents, end of period	$194,033	$217,644	$210,224	$227,351	$279,261

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$100	$100	$100	$106	$107
State	-	-	-	-	-

Total	$100	$100	$100	$106	$107

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 didn’t have a material effect on the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $194,000 in cash and cash equivalents and aggregate investments in 13 Local Limited Partnerships of $2,845,000 (see “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2011 consisted of $1,060,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(1,631,000), reflecting an increase of $(87,000) from the net loss experienced for the year ended March 31, 2010 of $(1,544,000). There was an increase of $(139,000) in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships.  The amortization decreased by $4,000.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased.  During the first quarter of the year ended March 31, 2011, the Partnership recorded impairment on the intangibles of approximately $118,000 thereby reducing the amortization expense recorded for the subsequent quarters.  Reporting fees decreased by $(9,000) for the year ended March 31, 2011.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $108,000 decrease of equity in losses of Local Limited Partnerships.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Legal and accounting expenses increased by $(52,000), due to the timing of the accounting work performed.

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

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010   The net decrease in cash and cash equivalents during the year ended March 31, 2011 was $(24,000) compared to a net increase in cash and cash equivalents for the year ended March 31, 2010 of $7,000. The Partnership paid accrued asset management fees of $25,000 during the year ended March 31, 2011 compared to $13,000 paid during the year ended March 31, 2010.  During the year ended March 31, 2011, the Partnership reimbursed the General Partner or an affiliate $11,000 for operating expenses paid on its behalf compared to $2,000 reimbursed during the year ended March 31, 2010.  The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $(9,000) less in reporting fees for the year ended March 31, 2011 compared to the year ended March 31, 2010. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $118,000, $131,000 and $118,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees(1)	$1,202,723	$143,000	$143,000	$143,000	$143,000	$6,578,000	$8,352,723
Total contractual cash obligations	$1,202,723	$143,000	$143,000	$143,000	$143,000	$6,578,000	$8,352,723

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain Local Limited Partnerships which investments represent $746,029 and $1,036,873 of the total Partnership assets as of March 31, 2011 and 2010, respectively and $(125,670), $(126,814) and $(87,957) of the total Partnership loss for the years ended March 31, 2011, 2010 and 2009, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C

Bethesda, Maryland
June 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
PARKER ESTATES, L.P.
Sunflower, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

We have audited the accompanying balance sheets of PARKER ESTATES, L.P., RHS Project No 28-067-932631102, as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARKER ESTATES, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2011 on our consideration of PARKER ESTATES, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
January 27, 2011

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

/s/ Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
January 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Byhalia Estates, L.P.
Byhalia, Mississippi

and

USDA Rural Development Servicing Office
Batesville, Mississippi

We have audited the accompanying balance sheets of Byhalia Estates, L.P., RHS Project No 28-047-636224992, as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Byhalia Estates, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2011 on our consideration of Byhalia Estates, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
January 27, 2011

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

/s/ Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
January 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners Harbor Pointe, L.P.

We have audited the accompanying balance sheet of Harbor Pointe, L.P., as of December 31, 2010 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe, L.P. as of December 31, 2010 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier, and LeBlanc, L.L.P.

Metairie, Louisiana
February 16, 2011

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

/s/ Pailet, Meunier, and LeBlanc, L.L.P.

Metairie, Louisiana
March 2, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010
ASSETS
Cash and cash equivalents	$194,033	$217,644
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,844,594	4,287,152

Total Assets	$3,038,627	$4,504,796

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,059,723	894,502

Total Liabilities	1,100,005	934,784

Partners’ Equity (Deficit)
General Partner	(12,084)	(10,453)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	1,950,706	3,580,465

Total Partners’ Equity (Deficit)	1,938,622	3,570,012

Total Liabilities and Partners’ Equity (Deficit)	$3,038,627	$4,504,796

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2011	2010	2009

Reporting fees	$11,342	$20,507	$12,520
Operating expenses and loss:
Amortization (Notes 2 and 3)	5,249	9,483	14,877
Asset management fees (Note 3)	143,000	143,000	143,000
Impairment loss (Note 2)	1,015,218	876,565	1,013,938
Accounting and legal fees	54,986	3,260	2,986
Other	3,616	4,167	2,246

Total operating expenses and loss	1,222,069	1,036,475	1,177,047

Loss from operations	(1,210,727)	(1,015,968)	(1,164,527)

Equity in losses of Local Limited Partnerships (Note 2)	(420,897)	(528,759)	(680,851)

Interest income	234	244	624

Net loss	$(1,631,390)	$(1,544,483)	$(1,844,754)

Net loss allocated to:
General Partner	$(1,631)	$(1,544)	$(1,845)
Limited Partners	$(1,629,759)	$(1,542,939)	$(1,842,909)

Net loss per Partnership Unit	$(106.35)	$(100.68)	$(120.26)

Outstanding weighted Partnership Units	15,325	15,325	15,325

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(7,064)	$6,966,313	$6,959,249

Net loss	(1,845)	(1,842,909)	(1,844,754)

Partners’ equity (deficit) at March 31, 2009	(8,909)	5,123,404	5,114,495

Net loss	(1,544)	(1,542,939)	(1,544,483)

Partners’ equity (deficit) at March 31, 2010	(10,453)	3,580,465	3,570,012

Net loss	(1,631)	(1,629,759)	(1,631,390)

Partners’ equity (deficit) at March 31, 2011	$(12,084)	$1,950,706	$1,938,622

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities: Net loss	$(1,631,390)	$(1,544,483)	$(1,844,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	5,249	9,483	14,877
Impairment loss	1,015,218	876,565	1,013,938
Equity in losses of Local Limited Partnerships	420,897	528,759	680,851
Increase in accrued fees and expenses due to General Partner and affiliates	165,221	135,902	116,688

Net cash provided by (used in) operating activities	(24,805)	6,226	(18,400)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,194	1,194	1,273

Net cash provided by investing activities	1,194	1,194	1,273

Net increase (decrease) in cash and cash equivalents	(23,611)	7,420	(17,127)

Cash and cash equivalents, beginning of year	217,644	210,224	227,351

Cash and cash equivalents, end of year	$194,033	$217,644	$210,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800
See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2011, the investment accounts of two Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had cash equivalents of $95,738 and $95,611, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2011, 2010 and 2009, was $5,249, $9,483 and $14,877, respectively.  Future estimated amortization expense for each of the years through March 31, 2016 is $3,948.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $896,739, $843,357 and $589,283, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $118,479, $33,208 and $424,655, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations
that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership owns interests in 13 Local Limited Partnerships, each of which owns one Housing Complex except for one that owns three Housing Complexes, consisting of an aggregate of 526 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010, are approximately $2,933,000 and $1,968,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $896,739, $843,357 and $589,283, respectively.

For the years ended March 31, 2011, 2010 and 2009, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $118,479, $33,208 and $424,655, respectively, was recorded against the related intangibles.

As of March 31, 2011 and 2010 the investment accounts in certain Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009 amounting to approximately $53,000, $61,000 and $27,000 respectively, have not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to approximately $149,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$4,287,152	$5,703,153	$7,414,092
Impairment loss	(1,015,218)	(876,565)	(1,013,938)
Equity in losses of Local Limited Partnerships	(420,897)	(528,759)	(680,851)
Amortization of paid acquisition fees and costs	(5,249)	(9,483)	(14,877)
Distributions received from Local Limited Partnerships	(1,194)	(1,194)	(1,273)

Investment per balance sheet, end of period	$2,844,594	$4,287,152	$5,703,153

	For the Years Ended March 31,

	2011	2010	2009

Investments in Local Limited Partnerships, net	$2,756,693	$4,075,523	$5,448,832
Acquisition fees and costs, net of accumulated amortization of $2,961, $6,864 and $7,857	87,901	211,629	254,321
Investments per balance sheet, end of period	$2,844,594	$4,287,152	$5,703,153

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $9,116,000 and $8,072,000, respectively)	$23,231,000	$24,134,000
Land	1,861,000	1,861,000
Other assets	2,416,000	2,374,000
Total assets	$27,508,000	$28,369,000

LIABILITIES
Mortgage payable	$17,857,000	$18,336,000
Due to affiliates	1,393,000	1,217,000
Other liabilities	507,000	710,000

Total liabilities	19,757,000	20,263,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	5,778,000	6,255,000
Other partners	1,973,000	1,851,000
Total partners’ equity	7,751,000	8,106,000
Total liabilities and partners’ equity	$27,508,000	$28,369,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$3,385,000	$3,318,000	$3,179,000

Expenses:
Operating expenses	2,119,000	2,173,000	2,174,000
Interest expense	647,000	672,000	670,000
Depreciation and amortization	1,058,000	1,052,000	1,060,000

Total expenses	3,824,000	3,897,000	3,904,000

Net loss	$(439,000)	$(579,000)	$(725,000)

Net loss allocable to the Partnership,	$(474,000)	$(590,000)	$(708,000)

Net loss recorded by the Partnership	$(421,000)	$(529,000)	$(681,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $3,681, as of March 31, 2011 and 2010, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2011, the fees have been fully impaired or amortized.

Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in investments in Local Limited Partnerships. As of all periods presented, the costs had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $143,000 were incurred during each of the years ended March 31, 2011, 2010 and 2009, respectively, of which $25,000, $12,500 and $25,000 was paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $11,380, $2,025 and $6,544, during the years ended March 31, 2011, 2010 and 2009, respectively.

WNC Holding, LLC, (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $207 and $435 as of March 31, 2011 and 2010, respectively.  The accumulated amortization of interest was $2,754 and $2,748, as of March 31, 2011 and 2010, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2011	2010

Asset management fee payable	$1,006,615	$888,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	53,108	5,887

Total	$1,059,723	$894,502

The General Partners and/or their affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2011

Income	$5,000	$6,000	$-	$-

Operating expenses	(1,054,000)	(40,000)	(38,000)	(90,000)

Loss from operations	(1,049,000)	(34,000)	(38,000)	(90,000)

Equity in losses of Local Limited Partnerships	(129,000)	(129,000)	(129,000)	(34,000)

Net loss	(1,178,000)	(163,000)	(167,000)	(124,000)

Net loss available to Limited Partners	(1,177,000)	(163,000)	(166,000)	(124,000)

Net loss per Partnership Unit	(77)	(11)	(11)	(8)

	June 30	September 30	December 31	March 31
2010

Income	$8,000	$8,000	$-	$5,000

Operating expenses	(917,000)	(41,000)	(39,000)	(39,000)

Loss from operations	(909,000)	(33,000)	(39,000)	(34,000)

Equity in losses of Local Limited Partnerships	(141,000)	(129,000)	(129,000)	(130,000)

Net loss	(1,050,000)	(162,000)	(168,000)	(164,000)

Net loss available to Limited Partners	(1,049,000)	(162,000)	(168,000)	(164,000)

Net loss per Partnership Unit	(68)	(11)	(11)	(11)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2009

Income	$6,000	$5,000	$-	$1,000

Operating expenses	(1,057,000)	(39,000)	(41,000)	(40,000)

Loss from operations	(1,051,000)	(34,000)	(41,000)	(39,000)

Equity in losses of Local Limited Partnerships	(170,000)	(170,000)	(170,000)	(171,000)

Interest income	-	-	-	1,000

Net loss	(1,221,000)	$(204,000)	$(211,000)	$(209,000)

Net loss available to Limited Partners	$(1,220,000)	$(204,000)	$(211,000)	$(208,000)

Net loss per Partnership Unit	$(80)	$(13)	$(14)	$(14)

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2011 and 2010, $40,282 remains payable to the Local Limited Partnerships.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011.  The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.
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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance, continued

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

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

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

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Item 10. Directors, Executive Officers and Corporate Governance, continued

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

Item 10. Directors, Executive Officers and Corporate Governance, continued

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $143,000, were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $25,000, $12,500 and $25,000, were paid during the years ended March 31, 2011, 2010 and 2009, respectively.

Item 11.  Executive Compensation, continued

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $53,108, $5,887 and $485, for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $11,380, $2,025 and $6,544, during the years ended March 31, 2011, 2010 and 2009, respectively.

Item 11.  Executive Compensation continued

(c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $1,541 for each of the years ended December 31, 2010, 2009 and 2008. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 0.1% and the Limited Partners 99.9% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010
Audit Fees	$51,275	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$54,310	$3,035

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

32.2         Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

99.1
Financial Statements of Harbor Pointe L.P., as of and for the years ended December 31, 2010, 2009 and 2008 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	As of March 31, 2011	Initial Cost to Partnership	As of December 31, 2010

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$ 709,000	$75,000	$3,876,000	$128,000	$1,655,000	$75,000	$4,004,000	$883,000	$3,196,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	686,000	24,000	943,000	298,000	669,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	105,000	1,366,000	13,000	1,923,000	401,000	1,535,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	2,044,000	827,000	3,486,000	1,035,000	3,278,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,798,000	200,000	3,731,000	1,105,000	2,826,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	270,000	2,605,000	120,000	4,656,000	1,243,000	3,533,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	25,000	634,000	40,000	1,179,000	249,000	970,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,433,000	106,000	2,420,000	629,000	1,897,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	928,000	29,000	1,334,000	425,000	938,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	44,000	731,000	29,000	1,388,000	457,000	960,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,089,000	50,000	1,536,000	417,000	1,169,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,288,000	301,000	4,013,000	1,073,000	3,241,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	35,000	600,000	47,000	1,734,000	901,000	880,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$621,000	$17,857,000	$1,861,000	$32,347,000	$9,116,000	$25,092,000

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$480,000	$60,000	2002	Completed	40

Byhalia Estates, L.P.	176,000	13,000	2002	Completed	40

Calico Terrace Limited Partnership	170,000	(1,000)	2002	Completed	25

Harbor Pointe, L.P.	244,000	(111,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	410,000	(35,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	513,000	(71,000)	2002	Completed	40

North Davison Partners 99 L.P.	176,000	(6,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	183,000	(60,000)	2002	Completed	40

Parker Estates, L.P.	211,000	(28,000)	2002	Completed	40

Preservation Partners III L.P.	133,000	(44,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	136,000	(18,000)	2002	Completed	27.5

Selman Place, LP	246,000	(103,000)	2001	Completed	40

Villas of Palm L.P.	181,000	(35,000)	2004	Completed	30

	$3,259,000	$(439,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		Initial Cost to Partnership				As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$57,000	$1,687,000	$75,000	$3,933,000	$770,000	$3,238,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	694,000	24,000	943,000	264,000	703,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	94,000	1,377,000	13,000	1,912,000	349,000	1,576,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	3,000	2,056,000	827,000	3,485,000	895,000	3,417,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,862,000	200,000	3,731,000	996,000	2,935,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	238,000	2,627,000	120,000	4,624,000	1,103,000	3,641,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	19,000	647,000	40,000	1,173,000	216,000	997,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,438,000	106,000	2,420,000	564,000	1,962,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	941,000	29,000	1,334,000	377,000	986,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	25,000	741,000	29,000	1,369,000	403,000	995,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,108,000	50,000	1,536,000	374,000	1,212,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,304,000	301,000	4,013,000	931,000	3,383,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	34,000	854,000	47,000	1,733,000	830,000	950,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$480,000	$18,336,000	$1,861,000	$32,206,000	$8,072,000	$25,995,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value
505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$40,000	$ 1,718,000	$75,000	$3,916,000	$664,000	$3,327,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	703,000	24,000	943,000	229,000	738,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	80,000	1,387,000	13,000	1,898,000	299,000	1,612,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	3,000	2,074,000	827,000	3,485,000	756,000	3,556,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,891,000	200,000	3,731,000	888,000	3,043,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	191,000	2,649,000	120,000	4,577,000	963,000	3,734,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	13,000	658,000	40,000	1,167,000	184,000	1,023,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,443,000	106,000	2,420,000	497,000	2,029,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	952,000	29,000	1,334,000	328,000	1,035,000

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	22,000	750,000	29,000	1,366,000	346,000	1,049,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,126,000	50,000	1,536,000	329,000	1,257,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,318,000	301,000	4,013,000	789,000	3,525,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	34,000	871,000	47,000	1,733,000	759,000	1,021,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$393,000	$18,540,000	$1,861,000	$32,119,000	$7,031,000	$26,949,000

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

Date:           June 27, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 27, 2011