Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-08-19
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ____No     X

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2011 and 2010	4

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$75,234	$194,033
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,599,239	2,844,594

Total Assets	$1,674,473	$3,038,627

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,025,695	$1,059,723
Accrued expenses	14,750	-
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,080,727	1,100,005
Partners’ Equity (Deficit):
General Partner	(13,429)	(12,084)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	607,175	1,950,706

Total Partners’ Equity (Deficit)	593,746	1,938,622

Total Liabilities and Partners’ Equity (Deficit)	$1,674,473	$3,038,627

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
 (Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$800	$5,408

Operating expenses and loss:
Amortization (Note 2)	987	2,288
Asset management fees (Note 3)	35,750	35,750
Impairment loss (Note 2)	1,113,185	1,015,218
Legal and accounting fees	82,800	16
Other	7,741	1,063

Total operating expenses and loss	1,240,463	1,054,335

Loss from operations	(1,239,663)	(1,048,927)

Equity in losses of Local Limited Partnerships (Note 2)	(105,226)	(129,207)

Interest income	13	70

Net loss	$(1,344,876)	$(1,178,064)

Net loss allocated to:
General Partner	$(1,345)	$(1,178)

Limited Partners	$(1,343,531)	$(1,176,886)

Net loss per Partnership Unit	$(88)	$(77)

Outstanding weighted Partnership Units	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2011
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(12,084)	$1,950,706	$1,938,622

Net loss	(1,345)	(1,343,531)	(1,344,876)

Partners’ equity (deficit) at June 30, 2011	$(13,429)	$607,175	$593,746

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,344,876)	$(1,178,064)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	987	2,288
Impairment loss	1,113,185	1,015,218
Equity in losses of Local Limited Partnerships	105,226	129,207
Increase in accrued expenses	14,750	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(34,028)	4,863
Net cash used in operating activities	(144,756)	(26,488)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	25,957	-
Net cash provided by investing activities	25,957	-

Net decrease in cash and cash equivalents	(118,799)	(26,488)

Cash and cash equivalents, beginning of period	194,033	217,644

Cash and cash equivalents, end of period	$75,234	$191,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended June 30, 2011
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
For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2011, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2011 and March 31, 2011, the Partnership had cash equivalent of $0 and $95,738, respectively.

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

Amortization

Acquisition fees and costs and warehouse interest and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2011 and 2010 was $987 and $2,288, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $1,054,080 and $896,739, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2011 and 2010, an impairment loss of $59,105 and $118,479, respectively, was recorded against the related intangibles.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$2,844,594	$4,287,152
Impairment loss	(1,113,185)	(1,015,218)
Equity in losses of Local Limited Partnerships	(105,226)	(420,897)
Amortization of capitalized acquisition fees and costs	(987)	(5,249)
Distributions received from Local Limited Partnerships	(25,957)	(1,194)
Investments per balance sheet, end of period	$1,599,239	$2,844,594

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$1,571,430	$2,756,693
Acquisition fees and costs, net of accumulated amortization of $0 and $2,961	27,809	87,901
Investments per balance sheet, end of period	$1,599,239	$2,844,594

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$846,000	$829,000
Expenses:
Interest expense	162,000	168,000
Depreciation and amortization	264,000	263,000
Operating expenses	530,000	543,000
Total expenses	956,000	974,000

Net loss	$(110,000)	$(145,000)
Net loss allocable to the Partnership	$(119,000)	$(148,000)
Net loss recorded by the Partnership	$(105,000)	$(129,000)

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
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 as of June 30, 2011 and March 31, 2011. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.  As of June 30, 2011, acquisition fees had been fully amortized or impaired.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in Investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 as of June 30, 2011 and March 31, 2011. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership.  If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2011, acquisition costs had been fully amortized or impaired.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $35,750 were incurred during each of the three months ended June 30, 2011 and 2010.  The Partnership paid the General Partner or its affiliates $20,000 and $25,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $60,545 and $6,966 during the three months ended June 30, 2011 and 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $0 and $207 as of June 30, 2011 and March 31, 2011, respectively.  The accumulated amortization of interest was $0 and $2,754 as of June 30, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2011	March 31, 2011

Asset management fee payable	$1,022,365	$1,006,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	3,330	53,108
Total	$1,025,695	$1,059,723

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at June 30, 2011 and March 31, 2011, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2011 consisted of $75,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $1,599,000. Liabilities at June 30, 2011 consisted of $1,026,000 of accrued fees and expenses due to General Partner and affiliates, $40,000 of payables to Local Limited Partnerships and accrued expenses of $15,000.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010   The Partnership's net loss for the three months ended June 30, 2011 was $(1,345,000), reflecting an increase of approximately $(167,000) from the net loss of $(1,178,000) for the three months ended June 30, 2010. Equity in losses of Local Limited Partnerships decreased by $24,000 for the three months ended June 30, 2011 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(98,000) for the three months ended June 30, 2011 from the three months ended June 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership. The legal and accounting fees increased by $(83,000) for the three months ended June 30, 2011 due to the timing of the accounting work being performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the three months ended June 30, 2011. The reporting fees decreased by $(5,000).  Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010  Net cash and cash equivalents  used during the three months ended June 30, 2011 was $(119,000), compared to net cash and cash equivalents  used during the three months ended June 30, 2010 of $(26,000). The change is largely due to the payment of accounting fees of $(83,000) during the three months ended June 30, 2011 compared to no expense paid for the three months ended June 30, 2010. This significant increase was due to the filing of all past due reports as discussed above. The Partnership paid $(61,000) of reimbursements of operating advances to the General Partner or an affiliate during the three months ended June 30, 2011 compared to  $(7,000) paid during the three months ended June 30, 2010. Additionally, during the three months ended June 30, 2011, the Partnership paid $(20,000) in accrued asset management fees compared to $(25,000) paid during the three months ended June 30, 2010.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliates.  The Partnership received $(5,000) less in reporting fees during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $34,000 as compared to March 31, 2011. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2010. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2010. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 didn’t have a material effect on the Partnership’s financial statements.

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

Item 4. Controls and Procedures

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: August 19, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 19, 2011