Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2011-10-31
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-76435

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

California	33-0974533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
(Address of principle executive offices)

(714) 622-5565
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ____ No        X

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2011	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$49,770	$194,033
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,488,965	2,844,594

Total Assets	$1,538,735	$3,038,627

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,057,105	$1,059,723
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,097,387	1,100,005
Partners’ Equity (Deficit):
General Partner	(13,581)	(12,084)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	454,929	1,950,706

Total Partners’ Equity (Deficit)	441,348	1,938,622

Total Liabilities and Partners’ Equity (Deficit)	$1,538,735	$3,038,627

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
 (Unaudited)

	2011		2010
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$800	$5,934	$11,342

Operating expenses and loss:
Amortization (Note 2)	347	1,334	987	3,275
Asset management fees (Note 3)	35,750	71,500	35,750	71,500
Impairment loss (Note 2)	-	1,113,185	-	1,015,218
Legal and accounting fees	3,035	85,835	3,450	3,466
Other	8,044	15,785	230	1,293

Total operating expenses and loss	47,176	1,287,639	40,417	1,094,752

Loss from operations	(47,176)	(1,286,839)	(34,483)	(1,083,410)

Equity in losses of Local Limited
Partnerships (Note 2)	(105,226)	(210,452)	(129,207)	(258,414)

Interest income	4	17	61	131

Net loss	$(152,398)	$(1,497,274)	$(163,629)	$(1,341,693)

Net loss allocated to:
General Partner	$(152)	$(1,497)	$(164)	$(1,342)

Limited Partners	$(152,246)	$(1,495,777)	$(163,465)	$(1,340,351)

Net loss per Partnership Unit	$(10)	$(98)	$(10)	$(87)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DIFICIT)
For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(12,084)	$1,950,706	$1,938,622

Net loss	(1,497)	(1,495,777)	(1,497,274)

Partners’ equity (deficit) at September 30, 2011	$(13,581)	$454,929	$441,348

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,497,274)	$(1,341,693)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	1,334	3,275
Impairment loss	1,113,185	1,015,218
Equity in losses of Local Limited Partnerships	210,452	258,414
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(2,618)	44,293
Net cash used in operating activities	(174,921)	(20,493)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	30,658	-

Net cash provided by investing activities	30,658	-

Net decrease in cash and cash equivalents	(144,263)	(20,493)

Cash and cash equivalents, beginning of period	194,033	217,644

Cash and cash equivalents, end of period	$49,770	$197,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended September 30, 2011
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
For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2011, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had cash equivalents of $0 and $95,738, respectively.

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

Amortization

Acquisition fees and costs and warehouse interest and costs were being amortized over 30 years using the straight-line method. For the six months ended September 30, 2011 and 2010, amortization expense was $1,334 and $3,275, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2011 and 2010, the impairment losses related to investments in Local Limited Partnership were $1,054,080 and $896,739, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2011 and 2010, the impairment losses were $59,105 and $118,479, respectively, which was recorded against the related intangibles.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$2,844,594	$4,287,152
Impairment loss	(1,113,185)	(1,015,218)
Equity in losses of Local Limited Partnerships	(210,452)	(420,897)
Amortization of capitalized acquisition fees and costs	(1,334)	(5,249)
Distributions received from Local Limited Partnerships	(30,658)	(1,194)
Investments per balance sheet, end of period	$1,488,965	$2,844,594

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$1,461,503	$2,756,693
Acquisition fees and costs, net of accumulated amortization of $347 and $2,961	27,462	87,901
Investments per balance sheet, end of period	$1,488,965	$2,844,594

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$1,692,000	$1,659,000
Expenses:
Interest expense	323,000	336,000
Depreciation and amortization	529,000	526,000
Operating expenses	1,060,000	1,087,000
Total expenses	1,912,000	1,949,000

Net loss	$(220,000)	$(290,000)
Net loss allocable to the Partnership	$(237,000)	$(295,000)
Net loss recorded by the Partnership	$(210,000)	$(258,000)

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
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 as of September 30, 2011, and March 31, 2011. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2011, the acquisition fees had been fully amortized or impaired.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in Investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 as of September 30, 2011 and March 31, 2011. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership.  If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2011, the acquisition costs had been fully amortized or impaired.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  For each of the six months ended September 30, 2011 and 2010, the Partnership incurred asset management fees of $71,500. The Partnership paid the General Partner or its affiliates $25,000 of those fees during each of the six months ended September 30, 2011 and 2010.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $85,714 and $6,966 during the six months ended September 30, 2011 and 2010, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $0, and $207 as of September 30, 2011 and March 31, 2011, respectively.  The accumulated amortization of interest was $347 and $2,754 as of September 30, 2011, and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2011	March 31, 2011

Asset management fee payable	$1,053,115	$1,006,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	3,990	53,108
Total	$1,057,105	$1,059,723

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at both September 30, 2011 and March 31, 2011, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2011 consisted of $50,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $1,489,000. Liabilities at September 30, 2011 consisted of $1,057,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010 The Partnership's net loss for the three months ended September 30, 2011 was $(152,000), reflecting an decrease of approximately $12,000 from the net loss of $(164,000) for the three months ended September 30, 2010. The amortization decreased by $1,000 for the three months ended September 30, 2011 due to the fact that during the quarter ended June 30, 2011, the acquisition costs and fees associated with the investments were partially impaired, thereby decreasing the asset value and future amortization. The reporting fees decreased by $(6,000) for the three months ended September 31, 2011.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Equity in Losses of Local Limited Partnership decreased by $24,000 from the three months ended September 30, 2010 due to the operations of the underlying Housing complexes fluctuating from year to year.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010 The Partnership's net loss for the six months ended September 30, 2011 was $(1,497,000), reflecting an increase of approximately $(155,000) from the net loss of $(1,342,000) for the six months ended September 30, 2010. Equity in losses of Local Limited Partnerships decreased by $48,000 from the six months ended September 30, 2010 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(98,000) from the six months ended September 30, 2010.  The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership. The amortization decreased by $2,000 for the six months ended September 30, 2011 due to the fact that during the quarter ended June 30, 2011, the acquisition costs and fees associated with the investments were partially impaired, thereby decreasing the asset value and future amortization. The reporting fees decreased by $(11,000) for the six months ended September 30, 2011.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010 Net cash and cash equivalents  used during the six months ended September 30, 2011 was $(144,000) compared to net cash and cash equivalents  used during the six months ended September 30, 2010 of $(20,000). During the six months ended September 30, 2011, the Partnership reimbursed the General Partner or an affiliate $(86,000) for operating expenses paid on its behalf compared to $(7,000) paid during the six months ended September 30, 2010.  The operating expense reimbursements are paid after management reviews the cash position of the Partnership.  The Partnership received $(11,000) less in reporting fees during the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $(3,000) as compared to March 31, 2011. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: October 31, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 31, 2011