Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2012-02-13
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2011	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$49,775	$194,033
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,388,457	2,844,594

Total Assets	$1,438,232	$3,038,627

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,098,017	$1,059,723
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,138,299	1,100,005
Partners’ Equity (Deficit):
General Partner	(13,723)	(12,084)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	313,656	1,950,706

Total Partners’ Equity (Deficit)	299,933	1,938,622

Total Liabilities and Partners’ Equity (Deficit)	$1,438,232	$3,038,627

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2011 and 2010
 (Unaudited)

	2011		2010
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$800	$-	$11,342

Operating expenses and loss:
Amortization (Note 2)	345	1,679	987	4,262
Asset management fees (Note 3)	35,750	107,250	35,750	107,250
Impairment loss (Note 2)	-	1,113,185	-	1,015,218
Legal and accounting fees	-	85,835	-	3,466
Other	5,161	20,946	735	2,028

Total operating expenses and loss	41,256	1,328,895	37,472	1,132,224

Loss from operations	(41,256)	(1,328,095)	(37,472)	(1,120,882)

Equity in losses of Local Limited Partnerships (Note 2)	(100,163)	(310,615)	(129,207)	(387,621)

Interest income	4	21	61	192

Net loss	$(141,415)	$(1,638,689)	$(166,618)	$(1,508,311)

Net loss allocated to:
General Partner	$(142)	$(1,639)	$(166)	$(1,508)

Limited Partners	$(141,273)	$(1,637,050)	$(166,452)	$(1,506,803)

Net loss per Partnership Unit	$(9)	$(107)	$(11)	$(98)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(12,084)	$1,950,706	$1,938,622

Net loss	(1,639)	(1,637,050)	(1,638,689)

Partners’ equity (deficit) at December 31, 2011	$(13,723)	$313,656	$299,933

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,638,689)	$(1,508,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,679	4,262
Impairment loss	1,113,185	1,015,218
Equity in losses of Local Limited Partnerships	310,615	387,621
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	38,294	80,777
Net cash used in operating activities	(174,916)	(20,433)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	30,658	1,194

Net cash provided by investing activities	30,658	1,194

Net decrease in cash and cash equivalents	(144,258)	(19,239)

Cash and cash equivalents, beginning of period	194,033	217,644

Cash and cash equivalents, end of period	$49,775	$198,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended December 31, 2011
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  One of the Housing Complexes has completed their 15-year Compliance Period as of December 31, 2011.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2011, three investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had cash equivalents of $0 and $95,738, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs and warehouse interest and costs were being amortized over 30 years using the straight-line method. For the nine months ended December 31, 2011 and 2010, amortization expense was $1,679 and $4,262 respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2011 and 2010, the impairment losses related to investments in Local Limited Partnership were $1,054,080 and $896,739, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2011 and 2010, the impairment losses were $59,105 and $118,479, respectively, which was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$2,844,594	$4,287,152
Impairment loss	(1,113,185)	(1,015,218)
Equity in losses of Local Limited Partnerships	(310,615)	(420,897)
Amortization of capitalized acquisition fees and costs	(1,679)	(5,249)
Distributions received from Local Limited Partnerships	(30,658)	(1,194)
Investments per balance sheet, end of period	$1,388,457	$2,844,594

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$1,361,340	$2,756,693
Acquisition fees and costs, net of accumulated amortization of $692 and $2,961	27,117	87,901
Investments per balance sheet, end of period	$1,388,457	$2,844,594

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$2,539,000	$2,488,000
Expenses:
Interest expense	485,000	504,000
Depreciation and amortization	794,000	789,000
Operating expenses	1,589,000	1,630,000
Total expenses	2,868,000	2,923,000

Net loss	$(329,000)	$(435,000)
Net loss allocable to the Partnership	$(356,000)	$(443,000)
Net loss recorded by the Partnership	$(311,000)	$(388,000)

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
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 as of December 31, 2011, and March 31, 2011. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2011, the acquisition fees had been fully amortized or impaired.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in Investments in Local Limited Partnerships.Accumulated amortization of these capitalized costs was $0 as of December 31, 2011, and March 31, 2011. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2011, the acquisition costs had been fully amortized or impaired.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  For each of the nine months ended December 31, 2011 and 2010, the Partnership incurred asset management fees of $107,250. The Partnership paid the General Partner or its affiliates $25,000 of those fees during each of the nine months ended December 31, 2011 and 2010.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $85,714 and $6,966 during the nine months ended December 31, 2011 and 2010, respectively.

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
For the Quarterly Period Ended December 31, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships.  The accumulated amortization of financing costs was $0, and $207 as of December 31, 2011 and March 31, 2011, respectively.  The accumulated amortization of interest was $692 and $2,754 as of December 31, 2011, and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs is recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2011	March 31, 2011

Asset management fee payable	$1,088,865	$1,006,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	9,152	53,108
Total	$1,098,017	$1,059,723

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at both December 31, 2011 and March 31, 2011, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2011 consisted of $50,000 in cash and cash equivalents and aggregate investments in the thirteen Local Limited Partnerships of $1,388,000. Liabilities at December 31, 2011 consisted of $1,098,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010 The Partnership's net loss for the three months ended December 31, 2011 was $(141,000), reflecting a decrease of approximately $26,000 from the net loss of $(167,000) for the three months ended December 31, 2010. The amortization decreased by $1,000 for the three months ended December 31, 2011 due to the fact that during the quarter ended June 30, 2011, the acquisition costs and fees associated with the investments were partially impaired, thereby decreasing the asset value and future amortization. Equity in Losses of Local Limited Partnership decreased by $29,000 from the three months ended December 31, 2010 due to the operations of the underlying Housing complexes fluctuating from year to year.

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010 The Partnership's net loss for the nine months ended December 31, 2011 was $(1,639,000), reflecting an increase of approximately $(131,000) from the net loss of $(1,508,000) for the nine months ended December 31, 2010. Equity in losses of Local Limited Partnerships decreased by $77,000 from the nine months ended December 31, 2010 due to the operations of the underlying Housing Complexes fluctuating from year to year. The amortization decreased by $2,000 for the nine months ended December 31, 2011 due to the fact that during the quarter ended June 30, 2011, the acquisition costs and fees associated with the investments were impaired, thereby decreasing the asset value and future amortization. The impairment loss increased by $(98,000) for the nine months ended December 31, 2011.  The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership. Legal and accounting fee increase by $(83,000) due to the timing of the accounting work performed. The reporting fees decreased by $(10,000) for the nine months ended December 31, 2011.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010 Net cash and cash equivalents  used during the nine months ended December 31, 2011 was $(144,000) compared to net cash and cash equivalents  used during the nine months ended December 31, 2010 of $(19,000). During the nine months ended December 31, 2011, the Partnership reimbursed the General Partner or an affiliate $(86,000) for operating expenses paid on its behalf compared to $(7,000) paid during the nine months ended December 31, 2010.  The operating expense reimbursements are paid after management reviews the cash position of the Partnership.  The Partnership received $(10,000) less in reporting fees during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $38,000 as compared to March 31, 2011. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

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

Date: February 10, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012