Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2012-06-20
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-76435

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9

(Exact name of registrant as specified in its charter)

California	33-0974533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle,
Irvine, CA	92614-6404
(Address of principal executive offices)	(zip code)

(714) 662-5565

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

 NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]  Accelerated filer  [  ]  Non-accelerated filer  [X]  Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]  No  [X]

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 9 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001 and commenced operations on August 3, 2001. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” or the “General Partner”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”.

The Partnership shall continue in full force and effect until December 31, 2062 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership or its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated July 17, 2001 (the “Partnership Agreement”), would occur. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns a single Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes that are eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

For each of the years ended March 31, 2012, 2011 and 2010, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $1,113,185,$1,015,218, and$876,565, respectively.

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

Lack of liquidity of investment.There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by $118,000, $118,000, and $131,000, for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $143,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	1,682,000

Byhalia Estates, L.P.	Byhalia, Mississippi	SEMC, Inc.	219,000	219,000	25	318,000	676,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	452,000	452,000	29	640,000	1,355,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	2,031,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	ERC Properties, Inc	1,770,000	1,770,000	72	2,313,000	1,798,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	1,691,000	1,691,000	96	2,297,000	2,580,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	622,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,427,000

Parker Estates, L.P., a Mississippi Limited Partnership	Sunflower, Mississippi	SEMC, Inc	274,000	274,000	32	400,000	915,000

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	579,000	579,000	32	827,000	721,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	1,069,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,269,000

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	242,000	242,000	20	372,000	816,000

			$11,441,000	$11,401,000	526	$15,784,000	$17,961,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. 90% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$494,000	$45,000	40.84%

Byhalia Estates, L.P.	177,000	(3,000)	99.98%

Calico Terrace Limited Partnership	168,000	(2,000)	99.98%

Harbor Pointe, L.P.	244,000	(114,000)	99.97%

McPherson Housing Associates Limited Partnership	405,000	(57,000)	99.98%

Mendota I, L.P. an Illinois Limited Partnership	500,000	(95,000)	99.98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	179,000	8,000	99.98%

Oakview Terrace Townhomes Limited Partnership	191,000	(43,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership	212,000	(36,000)	99.98%

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	144,000	(63,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	142,000	(17,000)	99.98%

Selman Place, LP	248,000	(118,000)	99.97%

Villas of Palm L.P.	181,000	(30,000)	99%

	$3,285,000	$(525,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	98%	90%	100%	93%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	92%	100%	100%	100%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	97%	100%	100%	83%	90%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	93%	98%	98%	100%	100%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	94%	94%	93%	97%	99%

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	96%	94%	98%	98%	96%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	95%	95%	85%	90%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	96%	96%	83%	83%	96%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	100%	100%	100%	97%	97%

WNC Housing Tax Credit Fund VI, L.P., Series 9

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	97%	88%	84%	94%	97%

Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	83%	88%	71%	92%	83%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	100%	100%	98%	98%	98%

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	100%	70%	100%	100%	100%

		Weighted average	95%	95%	94%	96%	96%

Item 3. Legal Proceedings

NONE

Item 4.Mine Safety Disclosure

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, there were 817 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash and cash equivalents	$45,580	$194,033	$217,644	$210,224	$227,351
Investments in Local Limited Partnerships, net	1,248,395	2,844,594	4,287,152	5,703,153	7,414,092

Total Assets	$1,293,975	$3,038,627	$4,504,796	$5,913,377	$7,641,443

LIABILITIES
Payables to Local Limited Partnerships	$40,282	$40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,136,020	1,059,723	894,502	758,600	641,912

Total Liabilities	1,176,302	1,100,005	934,784	798,882	682,194

PARTNERS’ EQUITY	117,673	1,938,622	3,570,012	5,114,495	6,959,249

Total Liabilities and Partners’ Equity	$1,293,975	$3,038,627	$4,504,796	$5,913,377	$7,641,443

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations (Note 1)	$(1,346,687)	(1,210,727)	$(1,015,968)	$(1,164,527)	$(1,040,764)
Equity in losses of Local Limited Partnerships	(474,286)	(420,897)	(528,759)	(680,851)	(792,843)
Interest income	24	234	244	624	426

Net loss	$(1,820,949)	(1,631,390)	$(1,544,483)	$(1,844,754)	$(1,833,181)

Net loss allocated to:
General Partner	$(1,821)	(1,631)	$(1,544)	$(1,845)	$(1,833)

Limited Partners	$(1,819,128)	(1,629,759)	$(1,542,939)	$(1,842,909)	$(1,831,348)

Net loss per Partnership Unit	$(118.70)	(106.35)	$(100.68)	$(120.26)	$(119.50)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325	15,325

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009, and 2008 include a charge for impairment losses on investments in Local Limited Partnerships of $1,113,185, $1,015,218, $876,565, $1,013,938, and $854,929, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):

Operating activities	$(155,157)	$(24,805)	$6,226	$(18,400)	$(34,053)
Investing activities	6,704	1,194	1,194	1,273	(17,857)

Net change in cash and cash equivalents	(148,453)	(23,611)	7,420	(17,127)	(51,910)

Cash and cash equivalents, beginning of period	194,033	217,644	210,224	227,351	279,261

Cash and cash equivalents, end of period	$45,580	$194,033	$217,644	$210,224	$227,351

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$100	$100	$100	$100	$106
State	-	-	-	-	-

Total	$100	$100	$100	$100	$106

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted Generally Accepted Accounting Principles (GAAP) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2011. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $46,000 in cash and cash equivalents and aggregate investments in 13 Local Limited Partnerships of $1,248,000 (see “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2012 consisted of $1,136,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011The Partnership’s net loss for the year ended March 31, 2012 was $(1,821,000), reflecting an increase of $(190,000) from the net loss experienced for the year ended March 31, 2011 of $(1,631,000). There was an increase of $(98,000) in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. The amortization decreased by $3,000 for the year ended March 31, 2012. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. During the first quarter of the year ended March 31, 2012, the Partnership recorded impairment on the intangibles of approximately $59,000 thereby reducing the amortization expense recorded for the subsequent quarters. Reporting fees increased by $18,000 for the year ended March 31, 2012. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $(53,000) increase of equity in losses of Local Limited Partnerships for the year ended March 31, 2012. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Legal and accounting expenses increased by $(35,000) for the year ended March 31, 2012 due to the timing of the accounting work performed.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010The Partnership’s net loss for the year ended March 31, 2011 was $(1,631,000), reflecting an increase of $(87,000) from the net loss experienced for the year ended March 31, 2010 of $(1,544,000). There was an increase of $(139,000) in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. The amortization decreased by $4,000. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. During the first quarter of the year ended March 31, 2011, the Partnership recorded impairment on the intangibles of approximately $118,000 thereby reducing the amortization expense recorded for the subsequent quarters. Reporting fees decreased by $(9,000) for the year ended March 31, 2011. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $108,000 decrease of equity in losses of Local Limited Partnerships. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Legal and accounting expenses increased by $(52,000), due to the timing of the accounting work performed.

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011The net decrease in cash and cash equivalents during the year ended March 31, 2012 was $(148,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2011 of $(24,000). During the year ended March 31, 2012, the Partnership reimbursed the General Partner or an affiliate $95,000 for operating expenses paid on its behalf compared to $11,000 reimbursed during the year ended March 31, 2011. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $18,000 more in reporting fees for the year ended March 31, 2012 compared to the year ended March 31, 2011 as discussed above. The Partnership paid accounting fees of $(65,000) directly to the vendor during the year ended March 31, 2012 compared to no such payments during the year ended March 31, 2011.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees(1)	$1,279,020	$143,000	$143,000	$143,000	$143,000	$6,435,000	$8,286,020
Total contractual cash obligations	$1,279,020	$143,000	$143,000	$143,000	$143,000	$6,435,000	$8,286,020

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $420,307 and $746,029 of the total Partnership assets as of March 31, 2012 and 2011, respectively and $(135,646), $(125,670) and $(126,814) of the total Partnership loss for the years ended March 31, 2012, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 (a California Limited Partnership) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Parker Estates, L.P.

Sunflower, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of Parker Estates, LP., RHS Project No. 28-067-932631102, as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker Estates, L.P. as of December 31, 2011 and 2010 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2012 on our consideration of Parker Estates, L.P.’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

PARKER ESTATES, L.P.

Sunflower, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited (he accompanying balance sheets of PARKER ESTATES, L.P., RHS Project No 28-067-932631102, as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits,

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing (he accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe (hat our audits provide a reasonable basis for our opinion.

In our opinion, (he financial statements referred to above present fairly, in all material respects, the financial position of PARKER ESTATES, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for (he years then ended in conformity with accounting principles generally accepted in the United Stales of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27,2011 on our consideration of PARKER ESTATES, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of (hat testing, and not to provide an opinion on (he internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

PARKER ESTATES, L.P.

Sunflower, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of PARKER ESTATES, L.P., RHS Project No 28-067-932631102, as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is lo express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARKER ESTATES, L.P. as of December 31,2009 and 2008 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2010 on our consideration of PARKER ESTATES, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Byhalia Estates, L.P.

Byhalia, Mississippi

and

USDA Rural Development Servicing Office

Batesville, Mississippi

We have audited the accompanying balance sheets of Byhalia Estates, LP., RHS Project No. 28-047-636224992, as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Byhalia Estates, LP. as of December 31, 2011 and 2010 and the results of its operations, changes in partners’ equity and cash flows for the years then ended In conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2012 on our consideration of Byhalia Estates, LP.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Byhalia Estates, L.P.

Byhalia, Mississippi

and

USDA Rural Development Servicing Office

Batesville, Mississippi

We have audited the accompanying balance sheets of Byhalia Estates, L.P., RHS Project No 28-047:63 6224992, as of December 31,2010 and 2009, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Byhalia Estates, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27,2011 on our consideration of Byhalia Estates, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Byhalia Estates, L.P.

Byhalia, Mississippi

and

USDA Rural Development Servicing Office

Batesville, Mississippi

We have audited the accompanying balance sheets of Byhalia Estates, LP., RHS Project No 28-047-636224992, as of December 31,2009 and 2008, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Byhalia Estates, L.P. as of December 31, 2009 and 2008 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18,2010 on our consideration of Byhalia Estates, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on (he internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Harbor Pointe, L.P.

We have audited the accompanying balance sheet of Harbor Pointe, LP., as of December 31, 2011 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe, L.P. as of December 31, 2011 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Harbor Pointe, L.P.

We have audited the accompanying balance sheet of Harbor Pointe, L.P., as of December 31,2010 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe, L.P. as of December 31,2010 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Harbor Pointe, L.P.

We have audited the accompanying balance sheet of Harbor Pointe, L.P., as of December 31, 2009 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements arc free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe, L.P., as of December 31,2009 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
March 2, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership) (Audited)

BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
Cash and cash equivalents	$45,580	$194,033
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,248,395	2,844,594

Total Assets	$1,293,975	$3,038,627

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,136,020	1,059,723

Total Liabilities	1,176,302	1,100,005

Partners’ Equity (Deficit)
General Partner	(13,905)	(12,084)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	131,578	1,950,706

Total Partners’ Equity (Deficit)	117,673	1,938,622

Total Liabilities and Partners’ Equity (Deficit)	$1,293,975	$3,038,627

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$29,708	$11,342	$20,507
Operating expenses and loss:
Amortization (Notes 2 and 3)	2,024	5,249	9,483
Asset management fees (Note 3)	143,000	143,000	143,000
Impairment loss (Note 2)	1,113,185	1,015,218	876,565
Accounting and legal fees	89,594	54,986	3,260
Other	28,592	3,616	4,167

Total operating expenses and loss	1,376,395	1,222,069	1,036,475

Loss from operations	(1,346,687)	(1,210,727)	(1,015,968)

Equity in losses of Local Limited Partnerships (Note 2)	(474,286)	(420,897)	(528,759)

Interest income	24	234	244

Net loss	$(1,820,949)	$(1,631,390)	$(1,544,483)

Net loss allocated to:
General Partner	$(1,821)	$(1,631)	$(1,544)
Limited Partners	$(1,819,128)	$(1,629,759)	$(1,542,939)

Net loss per Partnership Unit	$(118.70)	$(106.35)	$(100.68)

Outstanding weighted Partnership Units	15,325	15,325	15,325

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT) (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(8,909)	$5,123,404	$5,114,495

Net loss	(1,544)	(1,542,939)	(1,544,483)

Partners’ equity (deficit) at March 31, 2010	(10,453)	3,580,465	3,570,012

Netloss	(1,631)	(1,629,759)	(1,631,390)

Partners’ equity (deficit) at March 31, 2011	(12,084)	1,950,706	1,938,622

Net loss	(1,821)	(1,819,128)	(1,820,949)

Partners’ equity (deficit) at March 31, 2012	$(13,905)	$131,578	$117,673

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

	For The Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(1,820,949)	$(1,631,390)	$(1,544,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	2,024	5,249	9,483
Impairment loss	1,113,185	1,015,218	876,565
Equity in losses of Local Limited Partnerships	474,286	420,897	528,759
Increase in accrued fees and expenses due to General Partner and affiliates	76,297	165,221	135,902

Net cash provided by (used in) operating activities	(155,157)	(24,805)	6,226

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	6,704	1,194	1,194

Net cash provided by investing activities	6,704	1,194	1,194

Net increase (decrease) in cash and cash equivalents	(148,453)	(23,611)	7,420

Cash and cash equivalents, beginning of year	194,033	217,644	210,224

Cash and cash equivalents, end of year	$45,580	$194,033	$217,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 9 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2001, and commenced operations on August 3, 2001. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, the investment accounts of four Local Limited Partnerships had reached zero.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had cash equivalents of $0 and $95,738, respectively.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2012, 2011 and 2010, was $2,024,$5,249, and $9,483, respectively. Future estimated amortization expense for each of the years through March 31, 2017 is $1,381.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $1,054,080, $896,739, and $843,357,respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2012, 2011 and 2010, an impairment loss of $59,105, $118,479, and $33,208, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted Generally Accepted Accounting Principles (GAAP) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011, are approximately$3,960,000 and $2,933,000, respectively,less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2012, 2011 and 2010 impairment loss related to investments in Local Limited Partnerships was $1,054,080,$896,739, and $843,357, respectively.

For the years ended March 31, 2012, 2011 and 2010, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2012, 2011 and 2010, an impairment loss of $59,105,$118,479, and $33,208, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As of March 31, 2012 and 2011 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010amounting to approximately $95,000, $53,000, and $61,000 respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to approximately $244,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2012	2011	2010

Investments per balance sheet, beginning of period	$2,844,594	$4,287,152	$5,703,153
Impairment loss	(1,113,185)	(1,015,218)	(876,565)
Equity in losses of Local Limited Partnerships	(474,286)	(420,897)	(528,759)
Amortization of paid acquisition fees and costs	(2,024)	(5,249)	(9,483)
Distributions received from Local Limited Partnerships	(6,704)	(1,194)	(1,194)

Investments per balance sheet, end of period	$1,248,395	$2,844,594	$4,287,152

	For the Years Ended March 31,
	2012	2011	2010

Investments in Local Limited Partnerships, net	$1,221,623	2,756,693	$4,075,523
Acquisition fees and costs, net of accumulated amortization of $1,036,$2,961 and $6,864	26,772	87,901	211,629
Investments per balance sheet, end of period	$1,248,395	2,844,594	$4,287,152

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $10,166,000 and $9,116,000, respectively)	$22,309,000	$23,231,000
Land	1,861,000	1,861,000
Other assets	2,396,000	2,416,000
Total assets	$26,566,000	$27,508,000

LIABILITIES
Mortgage payable	$17,961,000	$17,857,000
Due to affiliates	835,000	1,393,000
Other liabilities	572,000	507,000

Total liabilities	19,368,000	19,757,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	5,208,000	5,778,000
Other partners	1,990,000	1,973,000
Total partners’ equity	7,198,000	7,751,000
Total liabilities and partners’ equity	$26,566,000	$27,508,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$3,442,000	$3,385,000	$3,318,000

Expenses:
Operating expenses	2,277,000	2,119,000	2,173,000
Interest expense	629,000	647,000	672,000
Depreciation and amortization	1,061,000	1,058,000	1,052,000

Total expenses	3,967,000	3,824,000	3,897,000

Net loss	$(525,000)	$(439,000)	$(579,000)

Net loss allocable to the Partnership,	$(551,000)	$(474,000)	$(590,000)

Net loss recorded by the Partnership	$(474,000)	$(421,000)	$(529,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $143,000 were incurred during each of the years ended March 31, 2012, 2011 and 2010, respectively, of which $25,000, $25,000, and $12,500 was paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $94,865,$11,380, and $2,025, during the years ended March 31,2012, 2011 and 2010, respectively.

WNC Holding, LLC, (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships. The accumulated amortization of financing costs was $0 and $207 as of March 31, 2012 and 2011, respectively. The accumulated amortization of interest was $1,036 and$2,754, as of March 31, 2012 and 2011,respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Asset management fee payable	$1,124,615	$1,006,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	11,405	53,108

Total	$1,136,020	$1,059,723

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$1,000	$-	$-	$29,000

Operating expenses and loss	(1,241,000)	(47,000)	(41,000)	(48,000)

Loss from operations	(1,240,000)	(47,000)	(41,000)	(19,000)

Equity in losses of Local Limited Partnerships	(105,000)	(105,000)	(100,000)	(164,000)

Net loss	(1,345,000)	(152,000)	(141,000)	(183,000)

Net loss available to Limited Partners	(1,344,000)	(152,000)	(141,000)	(182,000)

Net loss per Partnership Unit	(88)	(10)	(9)	(12)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2011
Income	$5,000	$6,000	$-	$-

Operating expenses and loss	(1,054,000)	(40,000)	(38,000)	(90,000)

Loss from operations	(1,049,000)	(34,000)	(38,000)	(90,000)

Equity in losses of Local Limited Partnerships	(129,000)	(129,000)	(129,000)	(34,000)

Net loss	(1,178,000)	(163,000)	(167,000)	(124,000)

Net loss available to Limited Partners	(1,177,000)	(163,000)	(166,000)	(124,000)

Net loss per Partnership Unit	(77)	(11)	(11)	(8)

	June 30	September 30	December 31	March 31
2010

Income	$8,000	$8,000	$-	$5,000

Operating expenses and loss	(917,000)	(41,000)	(39,000)	(39,000)

Loss from operations	(909,000)	(33,000)	(39,000)	(34,000)

Equity in losses of Local Limited Partnerships	(141,000)	(129,000)	(129,000)	(130,000)

Net loss	(1,050,000)	(162,000)	(168,000)	(164,000)

Net loss available to Limited Partners	(1,049,000)	(162,000)	(168,000)	(164,000)

Net loss per Partnership Unit	(68)	(11)	(11)	(11)

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2012 and 2011, $40,282 remains payable to the Local Limited Partnerships.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc., is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

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

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

AnandKannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac& Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partners, has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(f)	Code of Ethics

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $143,000, were incurred during each of the years ended March 31, 2012, 2011 and 2010, of which $25,000, $25,000, and $12,500, was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or itsaffiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $11,405,$53,108, and$5,887,for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $94,865, $11,380, and $2,025, during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $1,541 for each of the years ended December 31, 2011, 2010 and 2009. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 0.1% and the Limited Partners 99.9% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011
Audit Fees	$79,775	$51,275
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$82,810	$54,310

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on August 18, 2001 (Commission File No. 333-67670) is hereby incorporated herein by reference as Exhibit 3.1.

10.1	First Amendment to the Amended and Restated agreement of Limited Partnership Harbor Pointe Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K/A dated September 5, 2003 (Commission File No. 000-50315), is herein incorporated by reference as exhibit 10.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Harbor Pointe L.P., as of and for the years ended December 31, 2011, 2010 and 2009 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$179,000	$1,682,000	$75,000	$4,055,000	$1,002,000	$3,128,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	676,000	24,000	943,000	332,000	635,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	109,000	1,355,000	13,000	1,927,000	453,000	1,487,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	2,031,000	827,000	3,486,000	1,175,000	3,138,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,798,000	200,000	3,731,000	1,214,000	2,717,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	317,000	2,580,000	120,000	4,703,000	1,384,000	3,439,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	34,000	622,000	40,000	1,188,000	283,000	945,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,427,000	106,000	2,420,000	693,000	1,833,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	915,000	29,000	1,334,000	474,000	889,000

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	59,000	721,000	29,000	1,403,000	511,000	921,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,069,000	50,000	1,536,000	461,000	1,125,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	9,000	2,269,000	301,000	4,012,000	1,214,000	3,099,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	816,000	47,000	1,737,000	970,000	814,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$749,000	$17,961,000	$1,861,000	$32,475,000	$10,166,000	$24,170,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$494,000	$45,000	2002	Completed	40

Byhalia Estates, L.P.	177,000	(3,000)	2002	Completed	40

Calico Terrace Limited Partnership	168,000	(2,000)	2002	Completed	25

Harbor Pointe, L.P.	244,000	(114,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	405,000	(57,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	500,000	(95,000)	2002	Completed	40

North Davison Partners 99 L.P.	179,000	8,000	2002	Completed	30

Oakview Terrace Townhomes L.P.	191,000	(43,000)	2002	Completed	40

Parker Estates, L.P.	212,000	(36,000)	2002	Completed	40

Preservation Partners III L.P.	144,000	(63,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	142,000	(17,000)	2002	Completed	27.5

Selman Place, LP	248,000	(118,000)	2001	Completed	40

Villas of Palm L.P.	181,000	(30,000)	2004	Completed	30

	$3,285,000	$(525,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$128,000	$1,655,000	$75,000	$4,004,000	$883,000	$3,196,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	686,000	24,000	943,000	298,000	669,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	105,000	1,366,000	13,000	1,923,000	401,000	1,535,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	2,044,000	827,000	3,486,000	1,035,000	3,278,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,798,000	200,000	3,731,000	1,105,000	2,826,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	270,000	2,605,000	120,000	4,656,000	1,243,000	3,533,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	25,000	634,000	40,000	1,179,000	249,000	970,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,433,000	106,000	2,420,000	629,000	1,897,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	928,000	29,000	1,334,000	425,000	938,000

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	44,000	731,000	29,000	1,388,000	457,000	960,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,089,000	50,000	1,536,000	417,000	1,169,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,288,000	301,000	4,013,000	1,073,000	3,241,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	35,000	600,000	47,000	1,734,000	901,000	880,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$621,000	$17,857,000	$1,861,000	$32,347,000	$9,116,000	$25,092,000

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

Date: June 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 20, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 20, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 20, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 20, 2012

