Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2012-11-09
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS

Cash	$60,210	$45,580
Investments in Local Limited Partnerships, net (Notes 2 and 3)	365,057	1,248,395

Total Assets	$425,267	$1,293,975

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,244,272	$1,136,020
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,284,554	1,176,302

Partners’ Equity (Deficit):
General Partner	(14,882)	(13,905)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	(844,405)	131,578

Total Partners’ Equity (Deficit)	(859,287)	117,673

Total Liabilities and Partners’ Equity (Deficit)	$425,267	$1,293,975

See accompanying notes to condensed financial statements

 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$1,500	$4,800	$-	$800

Operating expenses and loss:
Amortization (Note 2)	-	345	347	1,334
Asset management fees (Note 3)	35,750	71,500	35,750	71,500
Impairment loss (Note 2)	-	714,702	-	1,113,185
Legal and accounting fees	6,063	27,213	3,035	85,835
Other	6,418	9,538	8,044	15,785

Total operating expenses and loss	48,231	823,298	47,176	1,287,639

Loss from operations	(46,731)	(818,498)	(47,176)	(1,286,839)

Equity in losses of Local Limited Partnerships (Note 2)	(62,497)	(158,469)	(105,226)	(210,452)

Interest income	4	7	4	17

Net loss	$(109,224)	$(976,960)	$(152,398)	$(1,497,274)

Net loss allocated to:
General Partner	$(109)	$(977)	$(152)	$(1,497)

Limited Partners	$(109,115)	$(975,983)	$(152,246)	$(1,495,777)

Net loss per Partnership Unit	$(7)	$(64)	$(10)	$(98)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(13,905)	$131,578	$117,673

Net loss	(977)	(975,983)	(976,960)

Partners’ deficit at September 30, 2012	$(14,882)	$(844,405)	$(859,287)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(976,960)	$(1,497,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	345	1,334
Impairment loss	714,702	1,113,185
Equity in losses of Local Limited Partnerships	158,469	210,452
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	108,252	(2,618)

Net cash provided by (used in) operating activities	4,808	(174,921)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	9,822	30,658

Net cash provided by investing activities	9,822	30,658

Net increase (decrease) in cash	14,630	(144,263)

Cash, beginning of period	45,580	194,033

Cash, end of period	$60,210	$49,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. One of the Housing Complexes have completed its 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2012, seven investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs and warehouse interest and costs were being amortized over 30 years using the straight-line method. For the six months ended September 30, 2012 and 2011, amortization expense was $345 and $1,334, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2012 and 2011, the impairment losses related to investments in Local Limited Partnership were $688,275 and $1,054,080, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the six months ended September 30, 2012 and 2011, the impairment losses were $26,427 and $59,105, respectively, which was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$1,248,395	$2,2844,594
Impairment loss	(714,702)	(1,113,185)
Equity in losses of Local Limited Partnerships	(158,469)	(474,286)
Amortization of capitalized acquisition fees and costs	(345)	(2,024)
Distributions received from Local Limited Partnerships	(9,822)	(6,704)
Investments per balance sheet, end of period	$365,057	$1,248,395

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$365,057	$1,221,623
Acquisition fees and costs, net of accumulated amortization of $0 and $1,036	-	26,772
Investments per balance sheet, end of period	$365,057	$1,248,395

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$1,720,000	$1,692,000
Expenses:
Interest expense	314,000	323,000
Depreciation and amortization	530,000	529,000
Operating expenses	1,138,000	1,060,000
Total expenses	1,982,000	1,912,000

Net loss	$(262,000)	(220,000)
Net loss allocable to the Partnership	$(275,000)	$(237,000)
Net loss recorded by the Partnership	$(158,000)	$(210,000)

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in Investments in Local Limited Partnerships. As of all periods presented, the costs had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For each of the six months ended September 30, 2012 and 2011, the Partnership incurred asset management fees of $71,500. The Partnership paid the General Partner or its affiliates $0 and $25,000 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $85,714 during the six months ended September 30, 2012 and 2011, respectively.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships. As of September 30, 2012, the financing costs were fully amortized or impaired. The accumulated amortization of interest was $0 and $1,036 as of September 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2012	March 31, 2012

Asset management fee payable	$1,196,115	$1,124,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	48,157	11,405
Total	$1,244,272	$1,136,020

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at both September 30, 2012 and March 31, 2012, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2012 consisted of $60,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $365,000. Liabilities at September 30, 2012 consisted of $1,244,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 The Partnership's net loss for the three months ended September 30, 2012 was $(109,000), reflecting a decrease of approximately $43,000 from the net loss of $(152,000) for the three months ended September 30, 2011. Equity in Losses of Local Limited Partnership decreased by $43,000 from the three months ended September 30, 2011 due to the operations of the underlying Housing complexes fluctuating from year to year. The reporting fees increased by $2,000 for the three months ended September 31, 2012. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership’s accounting and legal fees for the three months increased by $(3,000) from the three months ended September 30, 2011 due to the timing of the accounting work performed.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011 The Partnership's net loss for the six months ended September 30, 2012 was $(977,000) reflecting a decrease of approximately $520,000 from the net loss of $(1,497,000) for the six months ended September 30, 2012. Equity in losses of Local Limited Partnerships decreased by $52,000 from the six months ended September 30, 2011 due to the operations of the underlying Housing Complexes fluctuating from year to year. The impairment loss decreased by $398,000 from the six months ended September 30, 2011. The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership. The reporting fees increased by $4,000 for the six months ended September 30, 2012. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership’s legal and accounting fees decreased by $59,000 for the six months ended in September 30, 2012 due to the timing of the accounting work performed. Additionally amortization decreased by $1,000 for the six months ended in September 30, 2012 due to the fact that the remaining net acquisition costs and fees were impaired to zero during the quarter ended June 30, 2012, therefore, no further amortization could be taken.

Capital Resources and Liquidity

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011 Net cash provided during the six months ended September 30, 2012 was $15,000 compared to net cash used during the six months ended September 30, 2011 of $(144,000). During the six months ended September 30, 2012, the Partnership reimbursed the General Partner or an affiliate $0 for operating expenses paid on its behalf compared to $(86,000) paid during the six months ended September 30, 2011. The Partnership paid accrued asset management fees of $0 during the six months ended September 30, 2012 compared to $(25,000) paid during the six months ended September 30, 2011. The operating expense reimbursements and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership paid accounting fees of $(83,000) during the six months ended September 30, 2011 compared to no such payments during the six months ended September 30, 2012. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the six months ended September 30, 2011. The Partnership received $4,000 more in reporting fees during the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The distributions decreased by $(20,836) for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. This significant change was due to the fact that Partnership collects distributions when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $108,000 as compared to March 31, 2012. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosure

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 9, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2012

