Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2013-06-11
CIK 1156445

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The Partnership invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns a single Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes that are eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
505 West Main Limited Partnership	2013	2017
Byhalia Estates, L.P.	2012	2016
Calico Terrace Limited Partnership	2013	2017
Harbor Pointe, L.P.	2013	2018
McPherson Housing Associates Limited Partnership	2012	2016
Mendota I, L.P. an Illinois Limited Partnership	2012	2016
North Davison Partners 99 Limited Partnership	2013	2017
Oakview Terrace Townhomes Limited Partnership	2013	2017
Parker Estates, L.P.	2012	2016
Preservation Partners III Limited Partnership	2012	2016
Saw Mill Creek II Limited Dividend Housing Association L.P.	2012	2016
Selman Place, L.P.	2013	2017
Villas of Palm L.P.	2007	2011

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

For each of the years ended March 31, 2013, 2012 and 2011, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2013, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $714,702, $1,113,185 and $1,015,218, respectively.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and its affiliates than would be the case if such provisions were not included in the Partnership Agreement.

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

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by $143,000, $118,000, and $118,000, for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $143,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,584,000

Byhalia Estates, L.P.	Byhalia, Mississippi	SEMC, Inc.	219,000	219,000	25	318,000	667,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	452,000	452,000	29	640,000	1,342,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	2,018,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	ERC Properties, Inc	1,770,000	1,770,000	72	2,313,000	1,762,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	1,691,000	1,691,000	96	2,297,000	2,553,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	606,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,420,000

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Parker Estates, L.P., a Mississippi Limited Partnership	Sunflower, Mississippi	SEMC, Inc	274,000	274,000	32	400,000	902,000

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	579,000	579,000	32	827,000	711,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	1,048,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,255,000

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	242,000	242,000	20	372,000	560,000

			$11,441,000	$11,401,000	526	$15,784,000	$17,428,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. 97% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$477,000	$-	40.84%

Byhalia Estates, L.P.	174,000	(51,000)	99.98%

Calico Terrace Limited Partnership	169,000	(10,000)	99.98%

Harbor Pointe, L.P.	248,000	(109,000)	99.97%

McPherson Housing Associates Limited Partnership	427,000	(48,000)	99.98%

Mendota I, L.P. an Illinois Limited Partnership	501,000	(118,000)	99.98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	182,000	(36,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	196,000	(59,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership	217,000	(27,000)	99.98%

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	144,000	(48,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	140,000	(23,000)	99.98%

Selman Place, LP	251,000	(105,000)	99.97%

Villas of Palm L.P.	185,000	(14,000)	99.00%

	$3,311,000	$(648,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	98%	95%	98%	90%	100%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	100%	92%	100%	100%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	97%	97%	100%	100%	83%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	100%	93%	98%	98%	100%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	97%	94%	94%	93%	97%

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	92%	96%	94%	98%	98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	95%	95%	95%	85%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	100%	96%	96%	83%	83%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	100%	100%	100%	100%	97%

WNC Housing Tax Credit Fund VI, L.P., Series 9

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008
Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	94%	97%	88%	84%	94%

Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	83%	83%	88%	71%	92%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	96%	100%	100%	98%	98%

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	100%	100%	70%	100%	100%

			96%	95%	95%	94%	96%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosure

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013, there were 820 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash and cash equivalents	$45,914	$45,580	$194,033	$217,644	$210,224
Investments in Local Limited Partnerships, net	225,686	1,248,395	2,844,594	4,287,152	5,703,153

Total Assets	$271,600	$1,293,975	$3,038,627	$4,504,796	$5,913,377

LIABILITIES
Payables to Local Limited Partnerships	$40,282	$40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,303,623	1,136,020	1,059,723	894,502	758,600

Total Liabilities	1,343,905	1,176,302	1,100,005	934,784	798,882

PARTNERS’ EQUITY (DEFICIT)	(1,072,305)	117,673	1,938,622	3,570,012	5,114,495

Total Liabilities and Partners’ Equity (Deficit)	$271,600	$1,293,975	$3,038,627	$4,504,796	$5,913,377

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Loss from operations (Note 1)	$(888,336)	$(1,346,687)	$(1,210,727)	$(1,015,968)	$(1,164,527)
Equity in losses of Local Limited Partnerships	(301,658)	(474,286)	(420,897)	(528,759)	(680,851)
Interest income	16	24	234	244	624
Net loss	$(1,189,978)	$(1,820,949)	$(1,631,390)	$(1,544,483)	$(1,844,754)

Net loss allocated to:
General Partner	$(1,190)	$(1,821)	$(1,631)	$(1,544)	$(1,845)

Limited Partners	$(1,188,788)	$(1,819,128)	$(1,629,759)	$(1,542,939)	$(1,842,909)

Net loss per Partnership Unit	$(77.57)	$(118.70)	$(106.35)	$(100.68)	$(120.26)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325	15,325

Note 1 - Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010, and 2009 include a charge for impairment losses on investments in Local Limited Partnerships of $714,702, $1,113,185, $1,015,218, $876,565 and $1,013,938, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):

Operating activities	$(5,670)	$(155,157)	$(24,805)	$6,226	$(18,400)
Investing activities	6,004	6,704	1,194	1,194	1,273

Net change in cash and cash equivalents	334	(148,453)	(23,611)	7,420	(17,127)

Cash and cash equivalents, beginning of year	45,580	194,033	217,644	210,224	227,351

Cash and cash equivalents, end of year	$45,914	$45,580	$194,033	$217,644	$210,224

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$76	$100	$100	$100	$100
State	-	-	-	-	-

Total	$76	$100	$100	$100	$100

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

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2013

The Partnership’s assets at March 31, 2013 consisted of $46,000 in cash and aggregate investments in 13 Local Limited Partnerships of $226,000 (see “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2013 consisted of $1,304,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 was $(1,190,000), reflecting a decrease of $631,000 from the net loss experienced for the year ended March 31, 2012 of $(1,821,000). There was a decrease of $398,000 in impairment loss for the year ended March 31, 2013 compared to the year ended March 31, 2012. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. The amortization decreased by $2,000 for the year ended March 31, 2013 due to the fact that the remaining intangibles were impaired to zero as of June 30, 2012, therefore no further amortization could be recorded. Reporting fees decreased by $(15,000) for the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $173,000 decrease of equity in losses of Local Limited Partnerships for the year ended March 31, 2013. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Accounting expenses decreased by $63,000 for the year ended March 31, 2013 due to the timing of the accounting work performed.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(1,821,000), reflecting an increase of $(190,000) from the net loss experienced for the year ended March 31, 2011 of $(1,631,000). There was an increase of $(98,000) in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. The amortization decreased by $3,000 for the year ended March 31, 2012. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. During the first quarter of the year ended March 31, 2012, the Partnership recorded impairment on the intangibles of approximately $59,000 thereby reducing the amortization expense recorded for the subsequent quarters. Reporting fees increased by $18,000 for the year ended March 31, 2012. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $(53,000) increase of equity in losses of Local Limited Partnerships for the year ended March 31, 2012. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Legal and accounting expenses increased by $(35,000) for the year ended March 31, 2012 due to the timing of the accounting work performed.

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash and cash equivalents during the year ended March 31, 2013 was $300 compared to a net decrease in cash and cash equivalents for the year ended March 31, 2012 of $(148,000). During the year ended March 31, 2012, the Partnership paid $(25,000) of accrued asset management fees compared to no such payments during the year ended March 31, 2013. During the year ended March 31, 2013, the Partnership reimbursed the General Partner or an affiliate $20,000 for operating expenses paid on its behalf compared to $95,000 reimbursed during the year ended March 31, 2012. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also collected $15,000 less in reporting fees for the year ended March 31, 2013 compared to the year ended March 31, 2012 as discussed above.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash and cash equivalents during the year ended March 31, 2012 was $(148,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2011 of $(24,000). During the year ended March 31, 2012, the Partnership reimbursed the General Partner or an affiliate $95,000 for operating expenses paid on its behalf compared to $11,000 reimbursed during the year ended March 31, 2011. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $18,000 more in reporting fees for the year ended March 31, 2012 compared to the year ended March 31, 2011 as discussed above. The Partnership paid accounting fees of $(65,000) directly to the vendor during the year ended March 31, 2012 compared to no such payments during the year ended March 31, 2011.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees(1)	$1,446,623	$143,000	$143,000	$143,000	$143,000	$6,435,000	$8,453,623
Total contractual cash obligations	$1,446,623	$143,000	$143,000	$143,000	$143,000	$6,435,000	$8,453,623

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2062. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Date

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the Partnership) as of March 31, 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of a Local Limited Partnership which investment represents $170,360 of the total Partnership assets as of March 31, 2013 and $108,962 of the total Partnership loss for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the Local Limited Partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 11, 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $420,307 of the total Partnership assets as of March 31, 2012; and $135,646 and $125,670 of the total Partnership loss for the years ended March 31, 2012 and 2011, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, VI, L.P., Series 9 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Bethesda, Maryland
June 20, 2012

www.reznickgroup.com

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Byhalia Estates, L.P.
Byhalia, Mississippi

and

USDA Rural Development Servicing Office
Batesvilie, Mississippi

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

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Byhalia Estates, L.P. as of December 31, 2011 and 2010 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2012 on our consideration of Byhalia Estates, L. P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 9, 2012

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504)837-7102
201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102
www.pmlcpa.com
Member of

IGAF POLARIS - A Global Association of Independent Firms ● PCAOB - Public Company Accounting Oversight Board
A1CPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 9, 2012

PAILET, MEUNIER and LeBLANC, llp.

Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Harbor Pointe, LP.

We have audited the accompanying balance sheet of Harbor Pointe, L.P., as of December 31, 2012 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe, L.P. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana

March 6, 2013

Member of:	● PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) ● Governmental Audit Quality Center ● Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 ● Metairie, LA 70002 ● Telephone (504) 837-0770 ● Fax (504) 837-7102

201 St. Charles Ave., Suite 2500 ● New Orleans, LA 70170 ● Telephone (504) 599-5905 ● Fax (504) 837-7102

www.pmlcpa.com

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Harbor Pointe, L.P.

We have audited the accompanying balance sheet of Harbor Pointe, L.P., as of December 31, 2010 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 16, 2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash and cash equivalents	$45,914	$45,580
Investments in Local Limited Partnerships, net (Notes 2 and 3)	225,686	1,248,395

Total Assets	$271,600	$1,293,975

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,303,623	1,136,020

Total Liabilities	1,343,905	1,176,302

Partners’ Equity (Deficit)
General Partner	(15,095)	(13,905)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	(1,057,210)	131,578

Total Partners’ Equity (Deficit)	(1,072,305)	117,673

Total Liabilities and Partners’ Equity (Deficit)	$271,600	$1,293,975

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011

Reporting fees	$14,314	$29,708	$11,342

Operating expenses and loss:
Amortization (Notes 2 and 3)	345	2,024	5,249
Asset management fees (Note 3)	143,000	143,000	143,000
Impairment loss (Note 2)	714,702	1,113,185	1,015,218
Accounting and legal fees	27,050	89,594	54,986
Other	17,553	28,592	3,616

Total operating expenses and loss	902,650	1,376,395	1,222,069

Loss from operations	(888,336)	(1,346,687)	(1,210,727)

Equity in losses of Local Limited Partnerships (Note 2)	(301,658)	(474,286)	(420,897)

Interest income	16	24	234

Net loss	$(1,189,978)	$(1,820,949)	$(1,631,390)

Net loss allocated to:
General Partner	$(1,190)	$(1,821)	$(1,631)
Limited Partners	$(1,188,788)	$(1,819,128)	$(1,629,759)

Net loss per Partnership Unit	$(77.57)	$(118.70)	$(106.35)

Outstanding weighted Partnership Units	15,325	15,325	15,325

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(10,453)	$3,580,465	$3,570,012

Net loss	(1,631)	(1,629,759)	(1,631,390)

Partners’ equity (deficit) at March 31, 2011	(12,084)	1,950,706	1,938,622

Net loss	(1,821)	(1,819,128)	(1,820,949)

Partners’ equity (deficit) at March 31, 2012	(13,905)	131,578	117,673

Net loss	(1,190)	(1,188,788)	(1,189,978)

Partners’ deficit at March 31, 2013	$(15,095)	$(1,057,210)	$(1,072,305)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(1,189,978)	$(1,820,949)	$(1,631,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	345	2,024	5,249
Impairment loss	714,702	1,113,185	1,015,218
Equity in losses of Local Limited Partnerships	301,658	474,286	420,897
Increase in accrued fees and expenses due to General Partner and affiliates	167,603	76,297	165,221

Net cash used in operating activities	(5,670)	(155,157)	(24,805)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	6,004	6,704	1,194

Net cash provided by investing activities	6,004	6,704	1,194

Net increase (decrease) in cash and cash equivalents	334	(148,453)	(23,611)

Cash and cash equivalents, beginning of year	45,580	194,033	217,644

Cash and cash equivalents, end of year	$45,914	$45,580	$194,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012 and 2011

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013, the investment accounts of ten Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2013 and 2012, the Partnership had no cash equivalents.

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

For the Years Ended March 31, 2013, 2012 and 2011

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2013, 2012 and 2011, was $345, $2,024 and $5,249, respectively. As of March 31, 2013, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2013, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $688,275, $1,054,080 and $896,739, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2013, 2012 and 2011, an impairment loss of $26,427, $59,105 and $118,479, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012, are approximately $4,324,000 and $3,960,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2013, 2012 and 2011 impairment loss related to investments in Local Limited Partnerships was $688,275, $1,054,080 and $896,739, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

For the years ended March 31, 2013, 2012 and 2011, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2013, 2012 and 2011, an impairment loss of $26,427, $59,105 and $118,479, respectively, was recorded against the related intangibles.

As of March 31, 2013 and 2012 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2013, 2012 and 2011 amounting to approximately $346,000, $95,000 and $53,000, respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to approximately $590,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2013	2012	2011

Investments per balance sheet, beginning of period	$1,248,395	$2,844,594	$4,287,152
Impairment loss	(714,702)	(1,113,185)	(1,015,218)
Equity in losses of Local Limited Partnerships	(301,658)	(474,286)	(420,897)
Amortization of paid acquisition fees and costs	(345)	(2,024)	(5,249)
Distributions received from Local Limited Partnerships	(6,004)	(6,704)	(1,194)

Investments per balance sheet, end of period	$225,686	$1,248,395	$2,844,594

	For the Years Ended March 31,
	2013	2012	2011

Investments in Local Limited Partnerships, net	$225,686	$1,221,623	$2,756,693
Acquisition fees and costs, net of accumulated amortization of $0, $1,036 and $2,961	-	26,772	87,901
Investments per balance sheet, end of period	$225,686	$1,248,395	$2,844,594

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $11,194,000 and $10,166,000, respectively)	$21,411,000	$22,309,000
Land	1,861,000	1,861,000
Other assets	2,319,000	2,396,000
Total assets	$25,591,000	$26,566,000

LIABILITIES
Mortgage payable	$17,428,000	$17,961,000
Due to affiliates	1,136,000	835,000
Other liabilities	504,000	572,000

Total liabilities	19,068,000	19,368,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	4,550,000	5,208,000
Other partners	1,973,000	1,990,000
Total partners’ equity	6,523,000	7,198,000
Total liabilities and partners’ equity	$25,591,000	$26,566,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$3,414,000	3,442,000	$3,385,000

Expenses:
Operating expenses	2,380,000	2,277,000	2,119,000
Interest expense	619,000	629,000	647,000
Depreciation and amortization	1,063,000	1,061,000	1,058,000

Total expenses	4,062,000	3,967,000	3,824,000

Net loss	$(648,000)	(525,000)	$(439,000)

Net loss allocable to the Partnership,	$(648,000)	(551,000)	$(474,000)

Net loss recorded by the Partnership	$(302,000)	(474,000)	$(421,000)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $143,000 were incurred during each of the years ended March 31, 2013, 2012 and 2011, respectively, of which $0, $25,000 and $25,000 was paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $20,000, $94,865 and $11,380, during the years ended March 31, 2013, 2012 and 2011, respectively.

WNC Holding, LLC, (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. For all periods presented the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships. The accumulated amortization of financing costs was $0 as of both March 31, 2013 and 2012. The accumulated amortization of interest was $0 and $1,036, as of March 31, 2013 and 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the capitalized warehouse interest and costs are recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012

Asset management fee payable	$1,267,615	$1,124,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	36,008	11,405

Total	$1,303,623	$1,136,020

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2013

Income	$3,000	$1,000	$5,000	$5,000

Operating expenses and loss	(775,000)	(48,000)	(41,000)	(39,000)

Loss from operations	(772,000)	(47,000)	(36,000)	(34,000)

Equity in losses of Local Limited Partnerships	(96,000)	(62,000)	(62,000)	(81,000)

Net loss	(868,000)	(109,000)	(98,000)	(115,000)

Net loss available to Limited Partners	(867,000)	(109,000)	(98,000)	(115,000)

Net loss per Partnership Unit	(57)	(7)	(6)	(8)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2012

Income	$1,000	$-	$-	$29,000

Operating expenses and loss	(1,241,000)	(47,000)	(41,000)	(48,000)

Loss from operations	(1,240,000)	(47,000)	(41,000)	(19,000)

Equity in losses of Local Limited Partnerships	(105,000)	(105,000)	(100,000)	(164,000)

Net loss	(1,345,000)	(152,000)	(141,000)	(183,000)

Net loss available to Limited Partners	(1,344,000)	(152,000)	(141,000)	(182,000)

Net loss per Partnership Unit	(88)	(10)	(9)	(12)

	June 30	September 30	December 31	March 31
2011

Income	$5,000	$6,000	$-	$-

Operating expenses and loss	(1,054,000)	(40,000)	(38,000)	(90,000)

Loss from operations	(1,049,000)	(34,000)	(38,000)	(90,000)

Equity in losses of Local Limited Partnerships	(129,000)	(129,000)	(129,000)	(33,000)

Net loss	(1,178,000)	(163,000)	(167,000)	(123,000)

Net loss available to Limited Partners	(1,177,000)	(163,000)	(167,000)	(123,000)

Net loss per Partnership Unit	(77)	(11)	(11)	(7)

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2013 and 2012, $40,282 remains payable to the Local Limited Partnerships.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31,2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC& Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC& Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC& Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC& Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC& Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC& Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC& Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC& Associates, Inc. since 1997. Prior to joining WNC& Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC& Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC& Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC& Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC& Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC& Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

AnandKannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC& Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $143,000, were incurred during each of the years ended March 31, 2013, 2012 and 2011, of which $0, $25,000, and $25,000, was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $36,008, $11,405 and $53,108, for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $20,000, $94,865 and $11,380, during the years ended March 31, 2013, 2012 and 2011, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $1,172, $1,541 and $1,541 for the years ended December 31, 2012, 2011 and 2010. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 0.1% and the Limited Partners 99.9% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013, 2012 and 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012
Audit Fees	$23,550	$79,775
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-
TOTAL	$23,550	$82,810

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013, 2012 and 2011

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011

Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011

Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on August 18, 2001 (Commission File No. 333-67670) is hereby incorporated herein by reference as Exhibit 3.1.

10.1	First Amendment to the Amended and Restated agreement of Limited Partnership Harbor Pointe Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K/A dated September 5, 2003 (Commission File No. 000-50315), is herein incorporated by reference as exhibit 10.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Harbor Pointe L.P., as of and for the years ended December 31, 2012, 2011 and 2010 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
		Total Investment	Amount of			Cost Capitalized	Mortgage Balances of		Building, Construction in
Local Limited		in Local Limited	Investment		Building &	Subsequent to	Local Limited		Progress &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$226,000	$1,584,000	$75,000	$4,102,000	$1,129,000	$3,048,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	667,000	24,000	943,000	367,000	600,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	118,000	1,342,000	13,000	1,936,000	505,000	1,444,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	5,000	2,018,000	827,000	3,487,000	1,315,000	2,999,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,762,000	200,000	3,731,000	1,322,000	2,609,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	402,000	2,553,000	120,000	4,788,000	1,528,000	3,380,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	7,000	606,000	40,000	1,161,000	293,000	908,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,420,000	106,000	2,420,000	756,000	1,770,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	902,000	29,000	1,334,000	522,000	841,000

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
						Cost	Mortgage		Building,
		Total Investment	Amount of			Capitalized	Balances of		Construction in
Local Limited		in Local Limited	Investment		Building &	Subsequent to	Local Limited		Progress &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Net Book Value

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	64,000	711,000	29,000	1,408,000	566,000	871,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	1,048,000	50,000	1,545,000	501,000	1,094,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,255,000	301,000	4,013,000	1,355,000	2,959,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	560,000	47,000	1,737,000	1,035,000	749,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$879,000	$17,428,000	$1,861,000	$32,605,000	$11,194,000	$23,272,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$477,000	$-	2002	Completed	40

Byhalia Estates, L.P.	174,000	(51,000)	2002	Completed	40

Calico Terrace Limited Partnership	169,000	(10,000)	2002	Completed	25

Harbor Pointe, L.P.	248,000	(109,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	427,000	(48,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	501,000	(118,000)	2002	Completed	40

North Davison Partners 99 L.P.	182,000	(36,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	196,000	(59,000)	2002	Completed	40

Parker Estates, L.P.	217,000	(27,000)	2002	Completed	40

Preservation Partners III L.P.	144,000	(48,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	140,000	(23,000)	2002	Completed	27.5

Selman Place, LP	251,000	(105,000)	2001	Completed	40

Villas of Palm L.P.	185,000	(14,000)	2004	Completed	30

	$3,311,000	$(648,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
		Total				Cost	Mortgage		Building,
		Investment in	Amount of			Capitalized	Balances of		Construction in
Local Limited		Local Limited	Investment		Building &	Subsequent to	Local Limited		Progress &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$179,000	$1,682,000	$75,000	$4,055,000	$1,002,000	$3,128,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	676,000	24,000	943,000	332,000	635,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	109,000	1,355,000	13,000	1,927,000	453,000	1,487,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	2,031,000	827,000	3,486,000	1,175,000	3,138,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,798,000	200,000	3,731,000	1,214,000	2,717,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	317,000	2,580,000	120,000	4,703,000	1,384,000	3,439,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	34,000	622,000	40,000	1,188,000	283,000	945,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,427,000	106,000	2,420,000	693,000	1,833,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	915,000	29,000	1,334,000	474,000	889,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
		Total				Cost	Mortgage		Building,
		Investment in	Amount of			Capitalized	Balances of		Construction in
Local Limited		Local Limited	Investment		Building &	Subsequent to	Local Limited		Progress &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Net Book Value

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	59,000	721,000	29,000	1,403,000	511,000	921,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,069,000	50,000	1,536,000	461,000	1,125,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	9,000	2,269,000	301,000	4,012,000	1,214,000	3,099,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	816,000	47,000	1,737,000	970,000	814,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$749,000	$17,961,000	$1,861,000	$32,475,000	$10,166,000	$24,170,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
			Year		Estimated
Local Limited		Net Income	Investment		Useful Life
Partnership Name	Rental Income	(Loss)	Acquired	Status	(Years)

505 West Main Limited Partnership	$494,000	$45,000	2002	Completed	40

Byhalia Estates, L.P.	177,000	(3,000)	2002	Completed	40

Calico Terrace Limited Partnership	168,000	(2,000)	2002	Completed	25

Harbor Pointe, L.P.	244,000	(114,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	405,000	(57,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	500,000	(95,000)	2002	Completed	40

North Davison Partners 99 L.P.	179,000	8,000	2002	Completed	30

Oakview Terrace Townhomes L.P.	191,000	(43,000)	2002	Completed	40

Parker Estates, L.P.	212,000	(36,000)	2002	Completed	40

Preservation Partners III L.P.	144,000	(63,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	142,000	(17,000)	2002	Completed	27.5

Selman Place, LP	248,000	(118,000)	2001	Completed	40

Villas of Palm L.P.	181,000	(30,000)	2004	Completed	30

	$3,285,000	$(525,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
		Total				Cost	Mortgage		Building,
		Investment in	Amount of			Capitalized	Balances of		Construction in
Local Limited		Local Limited	Investment		Building &	Subsequent to	Local Limited		Progress &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$128,000	$1,655,000	$75,000	$4,004,000	$883,000	$3,196,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	686,000	24,000	943,000	298,000	669,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	105,000	1,366,000	13,000	1,923,000	401,000	1,535,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	2,044,000	827,000	3,486,000	1,035,000	3,278,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,798,000	200,000	3,731,000	1,105,000	2,826,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	270,000	2,605,000	120,000	4,656,000	1,243,000	3,533,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	25,000	634,000	40,000	1,179,000	249,000	970,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,433,000	106,000	2,420,000	629,000	1,897,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	928,000	29,000	1,334,000	425,000	938,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
		Total				Cost	Mortgage		Building,
		Investment in	Amount of			Capitalized	Balances of		Construction in
Local Limited		Local Limited	Investment		Building &	Subsequent to	Local Limited		Progress &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition	Partnerships	Land	Equipment	Depreciation	Net Book Value

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	44,000	731,000	29,000	1,388,000	457,000	960,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	-	1,089,000	50,000	1,536,000	417,000	1,169,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,288,000	301,000	4,013,000	1,073,000	3,241,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	35,000	600,000	47,000	1,734,000	901,000	880,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$621,000	$17,857,000	$1,861,000	$32,347,000	$9,116,000	$25,092,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the Year Ended December 31, 2010
			Year		Estimated
Local Limited		Net Income	Investment		Useful Life
Partnership Name	Rental Income	(Loss)	Acquired	Status	(Years)

505 West Main Limited Partnership	$480,000	$60,000	2002	Completed	40

Byhalia Estates, L.P.	176,000	13,000	2002	Completed	40

Calico Terrace Limited Partnership	170,000	(1,000)	2002	Completed	25

Harbor Pointe, L.P.	244,000	(111,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	410,000	(35,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	513,000	(71,000)	2002	Completed	40

North Davison Partners 99 L.P.	176,000	(6,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	183,000	(60,000)	2002	Completed	40

Parker Estates, L.P.	211,000	(28,000)	2002	Completed	40

Preservation Partners III L.P.	133,000	(44,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	136,000	(18,000)	2002	Completed	27.5

Selman Place, LP	246,000	(103,000)	2001	Completed	40

Villas of Palm L.P.	181,000	(35,000)	2004	Completed	30

	$3,259,000	$(439,000)

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

Date: June 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 11, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 11, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 11, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 11, 2013

