Form 10-Q
period 2013-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2014-02-07
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS

Cash	$47,670	$45,914
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	225,686

Total Assets	$47,670	$271,600

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,430,645	$1,303,623
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,470,927	1,343,905

Partners’ Deficit:
General Partner	(15,446)	(15,095)
Limited Partners (25,000 Partnership Units authorized; 15,325 Partnership Units issued and outstanding)	(1,407,811)	(1,057,210)

Total Partners’ Deficit	(1,423,257)	(1,072,305)

Total Liabilities and Partners’ Deficit	$47,670	$271,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$8,640	$26,749	$5,000	$9,800

Operating expenses and loss:
Amortization (Note 2)	-	-	-	345
Asset management fees (Note 3)	35,750	107,250	35,750	107,250
Impairment loss (Note 2)	-	146,238	-	714,702
Legal and accounting fees	2,400	26,960	1,200	28,413
Other	5,280	17,812	3,534	13,072

Total operating expenses and loss	43,430	298,260	40,484	863,782

Loss from operations	(34,790)	(271,511)	(35,484)	(853,982)

Equity in losses of Local Limited Partnerships (Note 2)	(10,145)	(79,448)	(62,497)	(220,966)

Interest income	2	7	5	12

Net loss	$(44,933)	$(350,952)	$(97,976)	$(1,074,936)

Net loss allocated to:
General Partner	$(45)	$(351)	$(98)	$(1,075)

Limited Partners	$(44,888)	$(350,601)	$(97,878)	$(1,073,861)

Net loss per Partnership Unit	$(3)	$(23)	$(6)	$(70)

Outstanding weighted Partnership Units	15,325	15,325	15,325	15,325

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2013	$(15,095)	$(1,057,210)	$(1,072,305)

Net loss	(351)	(350,601)	(350,952)

Partners’ deficit at December 31, 2013	$(15,446)	$(1,407,811)	$(1,423,257)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(350,952)	$(1,074,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	345
Impairment loss	146,238	714,702
Equity in losses of Local Limited Partnerships	79,448	220,966
Increase in accrued fees and expenses due to General Partner and affiliates	127,022	138,735

Net cash provided by (used in) operating activities	1,756	(188)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	9,822

Net cash provided by investing activities	-	9,822

Net increase in cash	1,756	9,634

Cash, beginning of period	45,914	45,580

Cash, end of period	$47,670	$55,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2013, all investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly Period Ended December 31, 2013

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

Amortization

Acquisition fees and costs and warehouse interest and costs were being amortized over 30 years using the straight-line method. For the nine months ended December 31, 2013 and 2012, amortization expense was $0 and $345, respectively. The fees and costs were fully amortized or impaired as of March 31, 2013.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2013 and 2012, the impairment losses related to investments in Local Limited Partnership were $146,238 and $688,275, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the nine months ended December 31, 2013 and 2012, the impairment losses were $0 and $26,427, respectively, which was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
Investments per balance sheet, beginning of period	$225,686	$1,248,395
Impairment loss	(146,238)	(714,702)
Equity in losses of Local Limited Partnerships	(79,448)	(301,658)
Amortization of capitalized acquisition fees and costs	-	(345)
Distributions received from Local Limited Partnerships	-	(6,004)
Investments per balance sheet, end of period	$-	$225,686

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012
Revenues	$2,560,000	$2,581,000
Expenses:
Interest expense	464,000	472,000
Depreciation and amortization	797,000	796,000
Operating expenses	1,785,000	1,707,000
Total expenses	3,046,000	2,975,000

Net loss	$(486,000)	$(394,000)
Net loss allocable to the Partnership	$(486,000)	$(413,000)
Net loss recorded by the Partnership	$(79,000)	$(221,000)

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred total acquisition fees of $1,072,750, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired.

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition costs of $306,500, which have been included in Investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For each of the nine months ended December 31, 2013 and 2012, the Partnership incurred asset management fees of $107,250, none of which were paid during either of the nine months ended December 31, 2013 and 2012.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $25,000 and $10,000 during the nine months ended December 31, 2013 and 2012, respectively.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. For all periods presented, the Partnership incurred financing costs of $17,386 and interest of $110,011 which are included in investments in Local Limited Partnerships. As of all periods presented, the financing costs were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2013	March 31, 2013

Asset management fee payable	$1,374,865	$1,267,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	55,780	36,008
Total	$1,430,645	$1,303,623

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $40,282 at both December 31, 2013 and March 31, 2013, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $48,000 in cash. Liabilities at December 31, 2013 consisted of $1,431,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 The Partnership’s net loss for the three months ended December 31, 2013 was $(45,000), reflecting a decrease of approximately $53,000 from the net loss of $(98,000) for the three months ended December 31, 2012. Equity in Losses of Local Limited Partnership decreased by $52,000 from the three months ended December 31, 2012 due to the operations of the underlying Housing complexes fluctuating from year to year. Legal and accounting fees increased by $(1,000) for the three months ended December 31, 2013 due to the timing of the accounting work performed. The reporting fees increased by $4,000 for the three months ended December 31, 2013. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012 The Partnership’s net loss for the nine months ended December 31, 2013 was $(351,000), reflecting a decrease of approximately $724,000 from the net loss of $(1,075,000) for the nine months ended December 31, 2012. Equity in losses of Local Limited Partnerships decreased by $142,000 from the nine months ended December 31, 2012 due to the operations of the underlying Housing Complexes fluctuating from year to year. The impairment loss decreased by $568,000 for the nine months ended December 31, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership. Legal and accounting fees decreased by $(1,000) for the nine months ended December 31, 2013 due to the timing of the accounting work performed. The reporting fees increased by $17,000 for the nine months ended December 31, 2013. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

3

Capital Resources and Liquidity

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 Net cash provided during the nine months ended December 31, 2013 was $2,000 compared to net cash provided during the nine months ended December 31, 2012 of $10,000. During the nine months ended December 31, 2013, the Partnership reimbursed the General Partner or an affiliate $(25,000) for operating expenses paid on its behalf compared to $(10,000) paid during the nine months ended December 31, 2012. The operating expense reimbursements are paid after management reviews the cash position of the Partnership. The Partnership received $17,000 more and $(10,000) less in reporting fees and distributions, respectively, during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. The reporting fees and distributions are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $127,000 as compared to March 31, 2013. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) the Statement of Partners’ Deficit for the nine months ended December 31, 2013, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Financial Statements.

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

Date: February 7, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 7, 2014

7