Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2014-06-23
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-76435

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 9

(Exact name of registrant as specified in its charter)

California	33-0974533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle,
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip code)

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2014, a total of 15,312 Partnership Units remain outstanding.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated July 17, 2001 (the “Partnership Agreement”), would occur. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns a single Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
505 West Main Limited Partnership	2013	2017
Byhalia Estates, L.P.	2012	2016
Calico Terrace Limited Partnership	2013	2017
Harbor Pointe, L.P.	2014	2018
McPherson Housing Associates Limited Partnership	2012	2016
Mendota I, L.P. an Illinois Limited Partnership	2012	2016
North Davison Partners 99 Limited Partnership	2013	2017
Oakview Terrace Townhomes Limited Partnership	2013	2017
Parker Estates, L.P.	2012	2016
Preservation Partners III Limited Partnership	2012	2016
Saw Mill Creek II Limited Dividend Housing Association L.P.	2012	2016
Selman Place, L.P.	2013	2017
Villas of Palm L.P.	2007	2011

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

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

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear. In as much as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

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

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use of business credits to offset any alternative minimum tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

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

For each of the years ended March 31, 2014, 2013 and 2012, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $146,238, $714,702 and $1,113,185, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by $143,000, $143,000 and $118,000, for the years ended March 31, 2014, 2013, and 2012, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $143,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,544,000

Byhalia Estates, L.P.	Byhalia, Mississippi	SEMC, Inc.	219,000	219,000	25	318,000	656,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	452,000	452,000	30	640,000	1,329,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	2,005,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	ERC Properties, Inc	1,770,000	1,770,000	72	2,313,000	1,724,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	1,691,000	1,691,000	96	2,297,000	2,525,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	591,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,412,000

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Parker Estates, L.P., a Mississippi Limited Partnership	Sunflower, Mississippi	SEMC, Inc	274,000	274,000	32	400,000	887,000

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	579,000	579,000	32	827,000	700,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	1,027,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,240,000

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	242,000	242,000	20	372,000	540,000

			$11,441,000	$11,401,000	527	$15,784,000	$17,180,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 99% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to be allocated to the Partnership’s Limited Partners.

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$460,000	$(65,000)	40.84%

Byhalia Estates, L.P.	178,000	(56,000)	99.98%

Calico Terrace Limited Partnership	164,000	(5,000)	99.98%

Harbor Pointe, L.P.	261,000	(61,000)	99.97%

McPherson Housing Associates Limited Partnership	446,000	(57,000)	99.98%

Mendota I, L.P. an Illinois Limited Partnership	528,000	(99,000)	99.98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	177,000	(6,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	197,000	(76,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership	225,000	(33,000)	99.98%

Preservation Partners III Limited Partnership, an Illinois Limited Partnership	135,000	(31,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	135,000	(37,000)	99.98%

Selman Place, LP	251,000	(95,000)	99.97%

Villas of Palm L.P.	190,000	7,000	99.00%

	$3,347,000	$(614,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	93%	98%	95%	98%	90%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	100%	100%	92%	100%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	93%	97%	97%	100%	100%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	98%	100%	93%	98%	98%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	96%	97%	94%	94%	93%

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	92%	92%	96%	94%	98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	95%	95%	95%	95%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	71%	100%	96%	96%	83%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	100%	100%	100%	100%	100%

WNC Housing Tax Credit Fund VI, L.P., Series 9

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009
Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	88%	94%	97%	88%	84%

Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	83%	83%	83%	88%	71%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	100%	96%	100%	100%	98%

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	100%	100%	100%	70%	100%

		Weighted average	94%	96%	95%	95%	94%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosure

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2014, there were 822 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$50,173	$45,914	$45,580	$194,033	$217,644
Investments in Local Limited Partnerships, net	-	225,686	1,248,395	2,844,594	4,287,152

Total Assets	$50,173	$271,600	$1,293,975	$3,038,627	$4,504,796

LIABILITIES
Payables to Local Limited Partnerships	$40,282	$40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,478,031	1,303,623	1,136,020	1,059,723	894,502

Total Liabilities	1,518,313	1,343,905	1,176,302	1,100,005	934,784

PARTNERS’ EQUITY(DEFICIT)	(1,468,140)	(1,072,305)	117,673	1,938,622	3,570,012

Total Liabilities and Partners’ Equity (Deficit)	$50,173	$271,600	$1,293,975	$3,038,627	$4,504,796

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Loss from operations (Note 1)	$(316,397)	$(888,336)	$(1,346,687)	$(1,210,727)	$(1,015,968)
Equity in losses of Local Limited Partnerships	(79,448)	(301,658)	(474,286)	(420,897)	(528,759)
Interest income	10	16	24	234	244
Net loss	$(395,835)	$(1,189,978)	$(1,820,949)	$(1,631,390)	$(1,544,483)

Net loss allocated to:
General Partner	$(396)	$(1,190)	$(1,821)	$(1,631)	$(1,544)

Limited Partners	$(395,439)	$(1,188,788)	$(1,819,128)	$(1,629,759)	$(1,542,939)

Net loss per Partnership Unit	$(25.83)	$(77.57)	$(118.70)	$(106.35)	$(100.68)

Outstanding weighted Partnership Units	15,312	15,325	15,325	15,325	15,325

Note 1 - Loss from operations for the years ended March 31, 2014, 2013, 2012, 2011 and 2010, include a charge for impairment losses on investments in Local Limited Partnerships of $146,238, $714,702, $1,113,185, $1,015,218 and $876,565, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):

Operating activities	$4,259	$(5,670)	$(155,157)	$(24,805)	$6,226
Investing activities	-	6,004	6,704	1,194	1,194

Net change in cash	4,259	334	(148,453)	(23,611)	7,420

Cash, beginning of year	45,914	45,580	194,033	217,644	210,224

Cash, end of year	$50,173	$45,914	$45,580	$194,033	$217,644

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2013	2012	2011	2010	2009

Federal	$26	$76	$100	$100	$100
State	-	-	-	-	-

Total	$26	$76	$100	$100	$100

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

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

Financial Condition

For the year ended March 31, 2014

The Partnership’s assets at March 31, 2014 consisted of $50,000 in cash. Liabilities at March 31, 2014 consisted of $1,478,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $(396,000), reflecting a decrease of $794,000 from the net loss experienced for the year ended March 31, 2013 of $(1,190,000). There was a decrease of $568,000 in impairment loss for the year ended March 31, 2014 compared to the year ended March 31, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Reporting fees increased by $15,000 for the year ended March 31, 2014. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was also a $222,000 decrease of equity in losses of Local Limited Partnerships for the year ended March 31, 2014. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Accounting and legal fees increased by $(5,000) for the year ended March 31, 2014 due to the timing of the accounting work performed. Other expenses increased by $(7,000) during the year ended March 31, 2014 due to the outsourcing of data entry management to increase efficiency.

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

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net increase in cash during the year ended March 31, 2014 was $4,000 compared to a net increase in cash for the year ended March 31, 2013 of $300. During the year ended March 31, 2014, the Partnership reimbursed the General Partner or an affiliate $25,000 for operating expenses paid on its behalf compared to $20,000 reimbursed during the year ended March 31, 2013. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $15,000 more in reporting fees and distributions for the year ended March 31, 2014 compared to the year ended March 31, 2013 as discussed above.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $300 compared to a net decrease in cash for the year ended March 31, 2012 of $(148,000). During the year ended March 31, 2012, the Partnership paid $(25,000) of accrued asset management fees compared to no such payments during the year ended March 31, 2013. During the year ended March 31, 2013, the Partnership reimbursed the General Partner or an affiliate $20,000 for operating expenses paid on its behalf compared to $95,000 reimbursed during the year ended March 31, 2012. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also collected $15,000 less in reporting fees for the year ended March 31, 2013 compared to the year ended March 31, 2012 as discussed above.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees(1)	$1,621,031	$143,000	$143,000	$143,000	143,000	$6,149,000	$8,342,031
Total contractual cash obligations	$1,621,031	$143,000	$143,000	$143,000	143,000	$6,149,000	$8,342,031

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014 until December 31, 2062. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

28

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a Local Limited Partnership which investment represents $0 and $170,360 of the total Partnership assets as of March 31, 2014 and 2013, respectively, and $0 and $108,962, respectively, of the total Partnership loss for the years then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the Local Limited Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 23, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying statements of operations, partners’ deficit and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $420,307 of the total Partnership assets as of March 31, 2012; and $135,646 of the total Partnership loss for the year then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund VI, L.P., Series 9’s results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 9, 2012

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash	$50,173	$45,914
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	225,686

Total Assets	$50,173	$271,600

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,478,031	1,303,623

Total Liabilities	1,518,313	1,343,905

Partners’ Deficit
General Partner	(15,491)	(15,095)
Limited Partners (25,000 Partnership Units authorized; 15,312 and 15,325, respectively, Partnership Units issued and outstanding)	(1,452,649)	(1,057,210)

Total Partners’ Deficit	(1,468,140)	(1,072,305)

Total Liabilities and Partners’ Deficit	$50,173	$271,600

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012

Reporting fees	$29,249	$14,314	$29,708
Operating expenses and loss:
Amortization (Notes 2 and 3)	-	345	2,024
Asset management fees (Note 3)	143,000	143,000	143,000
Impairment loss (Note 2)	146,238	714,702	1,113,185
Accounting and legal fees	32,009	27,050	89,594
Other	24,399	17,553	28,592

Total operating expenses and loss	345,646	902,650	1,376,395

Loss from operations	(316,397)	(888,336)	(1,346,687)

Equity in losses of Local Limited Partnerships (Note 2)	(79,448)	(301,658)	(474,286)

Interest income	10	16	24

Net loss	$(395,835)	$(1,189,978)	$(1,820,949)

Net loss allocated to:
General Partner	$(396)	$(1,190)	$(1,821)
Limited Partners	$(395,439)	$(1,188,788)	$(1,819,128)

Net loss per Partnership Unit	$(25.83)	$(77.57)	$(118.70)

Outstanding weighted Partnership Units	15,312	15,325	15,325

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(12,084)	$1,950,706	$1,938,622

Net loss	(1,821)	(1,819,128)	(1,820,949)

Partners’ equity (deficit) at March 31, 2012	(13,905)	131,578	117,673

Net loss	(1,190)	(1,188,788)	(1,189,978)

Partners’ deficit at March 31, 2013	(15,095)	(1,057,210)	(1,072,305)

Net loss	(396)	(395,439)	(395,835)

Partners’ deficit at March 31, 2014	$(15,491)	$(1,452,649)	$(1,468,140)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(395,835)	$(1,189,978)	$(1,820,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	345	2,024
Impairment loss	146,238	714,702	1,113,185
Equity in losses of Local Limited Partnerships	79,448	301,658	474,286
Increase in accrued fees and expenses due to General Partner and affiliates	174,408	167,603	76,297

Net cash provided by (used in) operating activities	4,259	(5,670)	(155,157)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	6,004	6,704

Net cash provided by investing activities	-	6,004	6,704

Net increase (decrease) in cash	4,259	334	(148,453)

Cash, beginning of year	45,914	45,580	194,033

Cash, end of year	$50,173	$45,914	$45,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, being accepted. As of March 31, 2014, 15,312 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. One of the Housing Complexes has completed its Compliance Period as of March 31, 2014.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund of reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014, all of the investment balances in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2014 and 2013, the Partnership had no cash equivalents.

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2014, 2013 and 2012, was $0, $345, and $2,024, respectively. As of March 31, 2014, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $146,238, $688,275 and $1,054,080, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2014, 2013 and 2012, an impairment loss of $0, $26,427 and $59,105, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership owns interests in 13 Local Limited Partnerships, each of which owns one Housing Complex except for one which owns three Housing Complexes, consisting of an aggregate of 527 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013, are approximately $3,966,000 and $4,324,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012 impairment loss related to investments in Local Limited Partnerships was $146,238, $688,275 and $1,054,080, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

For the years ended March 31, 2014, 2013 and 2012, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2014, 2013 and 2012, an impairment loss of $0, $26,427 and $59,105, respectively, was recorded against the related intangibles.

As of March 31, 2014 and 2013 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2014, 2013 and 2012 amounting to approximately $500,000, $346,000 and $95,000, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $1,090,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2014	2013	2012

Investments per balance sheet, beginning of period	$225,686	$1,248,395	$2,844,594
Impairment loss	(146,238)	(714,702)	(1,113,185)
Equity in losses of Local Limited Partnerships	(79,448)	(301,658)	(474,286)
Amortization of paid acquisition fees and costs	-	(345)	(2,024)
Distributions received from Local Limited Partnerships	-	(6,004)	(6,704)

Investments per balance sheet, end of period	$-	$225,686	$1,248,395

	For the Years Ended March 31,
	2014	2013	2012

Investments in Local Limited Partnerships, net	$-	$225,686	$1,221,623
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $1,036	-	-	26,772
Investments per balance sheet, end of period	$-	$225,686	$1,248,395

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2013 and 2012 of $12,239,000 and $11,194,000, respectively)	$20,527,000	$21,411,000
Land	1,861,000	1,861,000
Other assets	2,330,000	2,319,000
Total assets	$24,718,000	$25,591,000

LIABILITIES
Mortgage payable	$17,180,000	$17,428,000
Due to affiliates	915,000	1,136,000
Other liabilities	671,000	504,000

Total liabilities	18,766,000	19,068,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	3,966,000	4,550,000
Other partners	1,986,000	1,973,000
Total partners’ equity	5,952,000	6,523,000
Total liabilities and partners’ equity	$24,718,000	$25,591,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$3,446,000	3,414,000	$3,442,000

Expenses:
Operating expenses	2,335,000	2,380,000	2,277,000
Interest expense	672,000	619,000	629,000
Depreciation and amortization	1,053,000	1,063,000	1,061,000

Total expenses	4,060,000	4,062,000	3,967,000

Net loss	$(614,000)	(648,000)	$(525,000)

Net loss allocable to the Partnership,	$(579,000)	(648,000)	$(551,000)

Net loss recorded by the Partnership	$(79,000)	(302,000)	$(474,000)

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $143,000 were incurred during each of the years ended March 31, 2014, 2013 and 2012, respectively, of which $0, $0 and $25,000 was paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $25,000, $20,000 and $94,865, during the years ended March 31, 2014, 2013, and 2012, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013

Asset management fee payable	$1,410,615	$1,267,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	67,416	36,008

Total	$1,478,031	$1,303,623

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2014

Income	$3,000	$15,000	$9,000	$2,000

Operating expenses and loss	(192,000)	(62,000)	(44,000)	(47,000)

Loss from operations	(189,000)	(47,000)	(35,000)	(45,000)

Equity in losses of Local Limited Partnerships	(42,000)	(27,000)	(10,000)	-

Net loss	(231,000)	(75,000)	(45,000)	(45,000)

Net loss available to Limited Partners	(231,000)	(75,000)	(45,000)	(44,000)

Net loss per Partnership Unit	(15)	(5)	(3)	(3)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2014 and 2013, $40,282 remains payable to the Local Limited Partnerships.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC& Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC& Associates, Inc. since 1997. Prior to joining WNC& Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC& Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation.

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

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

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

Neither the Partnership nor the General Partner has an audit committee.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership Agreement to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $143,000 were incurred during each of the years ended March 31, 2014, 2013 and 2012, of which $0, $0, and $25,000, was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships. No property management services were rendered and no compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership Agreement. The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $67,416, $36,008 and $11,405, for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $25,000, $20,000 and $94,865, during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $396, $1,172 and $1,541 for the years ended December 31, 2014, 2013 and 2012. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2014, 2013 and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

The management and control of Associates and its affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2014	2013
Audit Fees	$24,450	$23,550
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$24,450	$23,550

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2014 and 2013
Statements of Operations for the years ended March 31, 2014, 2013 and 2012
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012
Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	First Amended and Restated Agreement of Limited Partnership of WNC Housing Tax Credit Fund VI, L.P., Series 9 dated as of July 17, 2001 filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on July 18,2002 (Commission File No. 333-67670) is hereby incorporated herein by reference as Exhibit 3.1.

10.1	First Amendment to the Amended and Restated agreement of Limited Partnership Harbor Pointe Limited Partnership. filed as exhibit 10.2 to the current report on Form 8-K/A dated September 5, 2003 (Commission File No. 000-50315), is herein incorporated by reference as exhibit 10.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Financial Statements of Harbor Pointe L.P., as of and for the years ended December 31, 2012 and 2011 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$248,000	$1,544,000	$75,000	$4,124,000	$1,260,000	$2,939,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	656,000	24,000	943,000	401,000	566,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	125,000	1,329,000	13,000	1,943,000	558,000	1,398,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	2,005,000	827,000	3,486,000	1,445,000	2,868,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,724,000	200,000	3,731,000	1,431,000	2,500,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	491,000	2,525,000	120,000	4,877,000	1,685,000	3,312,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	591,000	40,000	1,171,000	331,000	880,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,412,000	106,000	2,420,000	819,000	1,707,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	887,000	29,000	1,335,000	571,000	793,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	97,000	700,000	29,000	1,441,000	622,000	848,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	1,027,000	50,000	1,545,000	539,000	1,056,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,240,000	301,000	4,013,000	1,484,000	2,830,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	540,000	47,000	$1,737,000	$1,093,000	$691,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$1,040,000	$17,180,000	$1,861,000	$32,766,000	$12,239,000	$22,388,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$460,000	$(65,000)	2002	Completed	40

Byhalia Estates, L.P.	178,000	(56,000)	2002	Completed	40

Calico Terrace Limited Partnership	164,000	(5,000)	2002	Completed	25

Harbor Pointe, L.P.	261,000	(61,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	446,000	(57,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	528,000	(99,000)	2002	Completed	40

North Davison Partners 99 L.P.	177,000	(6,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	197,000	(76,000)	2002	Completed	40

Parker Estates, L.P.	225,000	(33,000)	2002	Completed	40

Preservation Partners III L.P.	135,000	(31,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	135,000	(37,000)	2002	Completed	27.5

Selman Place, LP	251,000	(95,000)	2001	Completed	40

Villas of Palm L.P.	190,000	7,000	2004	Completed	30

	$3,347,000	$(614,000)

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

Date: June 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 23, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 23, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 23, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 23, 2014

