Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2014-08-12
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended June 30, 2014

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS

Cash	$49,755	$50,173
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$49,755	$50,173

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,506,464	$1,478,031
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,546,746	1,518,313

Partners’ Deficit:
General Partner	(15,520)	(15,491)
Limited Partners (25,000 Partnership Units authorized; 15,312 Partnership Units issued and outstanding)	(1,481,471)	(1,452,649)

Total Partners’ Deficit	(1,496,991)	(1,468,140)

Total Liabilities and Partners’ Deficit	$49,755	$50,173

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Reporting fees	$9,580	$2,800

Operating expenses and loss:
Asset management fees (Note 3)	35,750	35,750
Impairment loss (Note 2)	-	146,238
Legal and accounting fees	-	4,910
Other	2,683	5,238

Total operating expenses and loss	38,433	192,136

Loss from operations	(28,853)	(189,336)

Equity in losses of Local Limited Partnerships (Note 2)	-	(42,062)

Interest income	2	2

Net loss	$(28,851)	$(231,396)

Net loss allocated to:
General Partner	$(29)	$(231)

Limited Partners	$(28,822)	$(231,165)

Net loss per Partnership Unit	$(2)	$(15)

Outstanding weighted Partnership Units	15,312	15,325

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(15,491)	$(1,452,649)	$(1,468,140)

Net loss	(29)	(28,822)	(28,851)

Partners’ deficit at June 30, 2014	$(15,520)	$(1,481,471)	$(1,496,991)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(28,851)	$(231,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	-	146,238
Equity in losses of Local Limited Partnerships	-	42,062
Increase in accrued fees and expenses due to General Partner and affiliates	28,433	45,898

Net cash provided by (used in) operating activities	(418)	2,802

Net increase (decrease) in cash	(418)	2,802

Cash, beginning of period	50,173	45,914

Cash, end of period	$49,755	$48,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2014, a total of 15,312 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 30 years.

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2014, all investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0 and $146,238, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership had acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex, except for one which owns three Housing Complexes, consisting of an aggregate of 527 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$-	$225,686
Impairment loss	-	(146,238)
Equity in losses of Local Limited Partnerships	-	(79,448)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013
Revenues	$861,000	$854,000
Expenses:
Interest expense	168,000	155,000
Depreciation and amortization	263,000	266,000
Operating expenses	584,000	595,000
Total expenses	1,015,000	1,016,000

Net loss	$(154,000)	$(162,000)
Net loss allocable to the Partnership	$(144,000)	$(162,000)
Net loss recorded by the Partnership	$-	$(42,000)

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $35,750 were incurred during each of the three months ended June 30, 2014 and 2013, none of which was paid during either of the three months ended June 30, 2014 and 2013.

(b)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements were $10,000 and $0 during the three months ended June 30, 2014 and 2013, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2014	March 31, 2014

Asset management fee payable	$1,446,365	$1,410,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	60,099	67,416
Total	$1,506,464	$1,478,031

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both June 30, 2014 and March 31, 2014, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $50,000 in cash. Liabilities at June 30, 2014 consisted of $1,506,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 The Partnership’s net loss for the three months ended June 30, 2014 was $(29,000), reflecting a decrease of approximately $202,000 from the net loss of $(231,000) for the three months ended June 30, 2013. Equity in losses of Local Limited Partnerships decreased by $42,000 for the three months ended June 30, 2014. The impairment loss decreased by $146,000 for the three months ended June 30, 2014. All investments and intangibles reached zero in a prior year, so no additional impairment or equity in losses was recorded. The legal and accounting fees decreased by $5,000 for the three months ended June 30, 2014 due to the timing of the accounting work performed. The reporting fees increased by $7,000 for the three months ended June 30, 2014. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 Net cash used during the three months ended June 30, 2014 was $(400), compared to net cash provided during the three months ended June 30, 2013 of $3,000. During the three months ended June 30, 2014, the Partnership paid $(10,000) to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership compared to no such payments made during the three months ended June 30, 2013. The Partnership received $7,000 more in reporting fees during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

3

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $28,000 as compared to March 31, 2014. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

4

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2014 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9

By: WNC & ASSOCIATES, INC.	General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 12, 2014

6