Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2015-02-13
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

(714) 622-5565
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended December 31, 2014

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$40,956	$50,173
Investments in Local Limited Partnerships, net (Notes 2)	-	-

Total Assets	$40,956	$50,173

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,600,854	$1,478,031
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,641,136	1,518,313
Partners’ Deficit:
General Partner	(15,623)	(15,491)
Limited Partners (25,000 Partnership Units authorized; 15,302 and 15,312, respectively, Partnership Units issued and outstanding)	(1,584,557)	(1,452,649)

Total Partners’ Deficit	(1,600,180)	(1,468,140)

Total Liabilities and Partners’ Deficit	$40,956	$50,173

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2014 and 2013
 (Unaudited)

	2014		2013
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$5,193	$15,775	$8,640	$26,749

Operating expenses and loss:
Asset management fees (Note 3)	35,750	107,250	35,750	107,250
Impairment loss (Note 1)	-	-	-	146,238
Legal and accounting fees	1,200	25,650	2,400	26,960
Other	4,264	14,923	5,280	17,812

Total operating expenses and loss	41,214	147,823	43,430	298,260

Loss from operations	(36,021)	(132,048)	(34,790)	(271,511)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(10,145)	(79,448)

Interest income	3	8	2	7

Net loss	$(36,018)	$(132,040)	$(44,933)	$(350,952)

Net loss allocated to:
General Partner	$(36)	$(132)	$(45)	$(351)

Limited Partners	$(35,982)	$(131,908)	$(44,888)	$(350,601)

Net loss per Partnership Unit	$(2)	$(9)	$(3)	$(23)

Outstanding weighted Partnership Units	15,302	15,302	15,325	15,325

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(15,491)	$(1,452,649)	$(1,468,140)

Net loss	(132)	(131,908)	(132,040)

Partners’ deficit at December 31, 2014	$(15,623)	$(1,584,557)	$(1,600,180)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(132,040)	$(350,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	-	146,238
Equity in losses of Local Limited Partnerships	-	79,448
Increase in accrued fees and expenses due to General Partner and affiliates	122,823	127,022
Net cash provided by (used in) operating activities	(9,217)	1,756

Net increase (decrease) in cash and cash equivalents	(9,217)	1,756

Cash and cash equivalents, beginning of period	50,173	45,914

Cash and cash equivalents, end of period	$40,956	$47,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2014 and March 31, 2014, 15,302 and 15,312 units of the Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2014, all investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of  December 31, and March 31, 2014, the Partnership had $40,956 and $50,173 in cash equivalents, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2014 and 2013, the impairment loss related to investments in Local Limited Partnerships was $0 and $146,238, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$-	$225,686
Impairment loss	-	(146,238)
Equity in losses of Local Limited Partnerships	-	(79,448)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013
Revenues	$2,584,000	$2,560,000
Expenses:
Interest expense	504,000	464,000
Depreciation and amortization	790,000	797,000
Operating expenses	1,751,000	1,785,000
Total expenses	3,045,000	3,046,000

Net loss	$(461,000)	$(486,000)
Net loss allocable to the Partnership	$(431,000)	$(486,000)
Net loss recorded by the Partnership	$-	$(79,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  For each of the nine months ended December 31, 2014 and 2013, the Partnership incurred asset management fees of $107,250, none of which were paid during either of the nine months ended December 31, 2014 and 2013.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $25,000 during both of the nine months ended December 31, 2014 and 2013.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2014	March 31, 2014

Asset management fee payable	$1,517,865	$1,410,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	82,989	67,416
Total	$1,600,854	$1,478,031

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both December 31, 2014 and March 31, 2014, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2014 consisted of $41,000 in cash. Liabilities at December 31, 2014 consisted of $1,601,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013 The Partnership's net loss for the three months ended December 31, 2014 was $36,000, reflecting a decrease of approximately $9,000 from the net loss of $45,000 for the three months ended December 31, 2013. Equity in losses of Local Limited Partnership decreased by $10,000 from the three months ended December 31, 2013. The investment balances reached zero in the prior year, therefore no further equity in losses could be recorded. The Partnership’s legal and accounting fees decreased by $1,000 for the three months ended December 31, 2014 due to the timing of the accounting work performed. The reporting fees decreased by $3,000 for the three months ended December 31, 2014. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013 The Partnership's net loss for the nine months ended December 31, 2014 was $132,000, reflecting a decrease of approximately $219,000 from the net loss of $351,000 for the nine months ended December 31, 2013. Equity in losses of Local Limited Partnerships decreased by $79,000 from the nine months ended December 31, 2013. The impairment loss decreased by $146,000 for the nine months ended December 31, 2014. All investments and intangibles reached zero in a prior year, so no additional impairment or equity in losses was recorded. The Partnership’s legal and accounting fees decreased by $1,000 for the nine months ended December 31, 2014 due to the timing of the accounting work performed. The reporting fees decreased by $11,000 for the nine months ended December 31, 2014. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses decreased by $3,000 during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 .The change was primarily due to decrease in professional services provided for the nine months ended December 31 ,2014.

Capital Resources and Liquidity

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013 Net cash and cash equivalents used during the nine months ended December 31, 2014 was $9,000 compared to net cash and cash equivalents provided during the nine months ended December 31, 2013 of $2,000. During the nine months ended December 31, 2014 and 2013, the Partnership paid $25,000 to the General Partner or an affiliate for reimbursement of operating expenses paid on its behalf of the Partnership. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $11,000 less in reporting fees during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $123,000 as compared to March 31, 2014. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

Recent Accounting Changes

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) the Statement of Partners’ Deficit for the nine months ended December 31, 2014, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 and (v) the Notes to Condensed Financial Statements.

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

By:  WNC & ASSOCIATES, INC. General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 13, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2015