Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2015-06-19
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”.  As of March 31, 2015 and 2014, a total of 15,302 and 15,312 Partnership Units, respectively, remain outstanding.

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

The Partnership invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2015. Each of these Local Limited Partnerships owns a single Housing Complex with the exception of one Local Limited Partnership which owns three Housing Complexes, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 is to be placed in the Partnership’s reserves for future operating expenses. The estimated gain on sale is $60,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Mendota expires December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code, therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. Villas of Palm was appraised for $1,335,000. The mortgage note balance was $520,185 as of December 31, 2014. The Partnership received $120,000 in cash proceeds, of which $47,908 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 is to be placed in the Partnership’s reserves for future operating expenses. The estimated gain on sale is $120,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Villas of Palm has expired therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (Preservation Partners III). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which is to be placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,123 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on sale. The estimated gain on sale is $3,877. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (Calico Terrace). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds. The distribution of proceeds hasn’t been finalized yet but the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Partnership incurred $2,750 in sales related expenses which will be net against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

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

For each of the years ended March 31, 2015, 2014 and 2013, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0, $146,238 and $714,702, respectively.

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

●
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner.  The alternative minimum tax could reduce the tax benefits from an investment in the Partnership

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by $143,000, $143,000, and $143,000, for the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $119,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,501,000

Byhalia Estates, L.P.	Byhalia, Mississippi	SEMC, Inc.	219,000	219,000	25	318,000	645,000

Calico Terrace Limited Partnership (2)	Calico Rock, Arkansas	River Valley Planning & Development Corp.	452,000	452,000	30	640,000	1,315,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	1,992,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	ERC Properties, Inc	1,770,000	1,770,000	72	2,313,000	1,683,000

Mendota I, L.P. an Illinois Limited Partnership (2)	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	1,691,000	1,691,000	96	2,297,000	2,493,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	574,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,403,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Parker Estates, L.P., a Mississippi Limited Partnership	Sunflower, Mississippi	SEMC, Inc	274,000	274,000	32	400,000	870,000

Preservation Partners III Limited Partnership, an Illinois Limited Partnership(2)	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	579,000	579,000	32	827,000	689,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	1,004,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,227,000

Villas of Palm L.P. (2)	Coon Rapids, Minnesota	Caroline Corporation	242,000	242,000	20	372,000	520,000

			$11,441,000	$11,401,000	527	$15,784,000	$16,916,000

(1)
 Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to be allocated to the Partnership’s Limited Partners.

(2)	The Local Limited Partnership interest has been sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 9

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$491,000	$(35,000)	40.84%

Byhalia Estates, L.P.	177,000	(56,000)	99.98%

Calico Terrace Limited Partnership (2)	172,000	(1,000)	99.98%

Harbor Pointe, L.P.	262,000	(74,000)	99.97%

McPherson Housing Associates Limited Partnership	465,000	(30,000)	99.98%

Mendota I, L.P. an Illinois Limited Partnership (1)	522,000	(122,000)	99.98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	179,000	(24,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	202,000	(40,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership	226,000	(20,000)	99.98%

Preservation Partners III Limited Partnership, an Illinois Limited Partnership (1)	144,000	(72,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	144,000	(24,000)	99.98%

Selman Place, LP	253,000	(115,000)	99.97%

Villas of Palm L.P. (1)	190,000	(16,000)	99.00%

	$3,427,000	$(629,000)

(1) The Local Limited Partnership interest has been sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	90%	93%	98%	95%	98%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	100%	100%	100%	92%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	97%	93%	97%	97%	100%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	98%	98%	100%	93%	98%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	100%	96%	97%	94%	94%

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	Affordable Housing Development Fund, Inc.	99%	92%	92%	96%	94%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	100%	95%	95%	95%	95%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	100%	71%	100%	96%	96%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	94%	100%	100%	100%	100%

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	91%	88%	94%	97%	88%

Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	92%	83%	83%	83%	88%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	98%	100%	96%	100%	100%

Villas of Palm L.P.	Coon Rapids, Minnesota	Caroline Corporation	100%	100%	100%	100%	70%

		Weighted average	97%	94%	96%	95%	95%

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

b)	At March 31, 2015, there were 825 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2015	2014	2013	2012	2011

ASSETS
Cash and cash equivalents	$28,458	$50,173	$45,914	$45,580	$194,033
Investments in Local Limited Partnerships, net	-	-	225,686	1,248,395	2,844,594

Total Assets	$28,458	$50,173	$271,600	$1,293,975	$3,038,627

LIABILITIES
Payables to Local Limited Partnerships	$40,282	40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,627,724	1,478,031	1,303,623	1,136,020	1,059,723

Total Liabilities	1,668,006	1,518,313	1,343,905	1,176,302	1,100,005

PARTNERS' EQUITY(DEFICIT)	(1,639,548)	(1,468,140)	(1,072,305)	117,673	1,938,622

Total Liabilities and Partners’ Equity (Deficit)	$28,458	50,173	$271,600	$1,293,975	$3,038,627

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Loss from operations (Note 1)	$(171,418)	$(316,397)	$(888,336)	$(1,346,687)	$(1,210,727)
Equity in losses of Local Limited Partnerships	-	(79,448)	(301,658)	(474,286)	(420,897)
Interest income	10	10	16	24	234
Net loss	$(171,408)	$(395,835)	$(1,189,978)	$(1,820,949)	$(1,631,390)

Net loss allocated to:
General Partner	$(1,714)	$(396)	$(1,190)	$(1,821)	$(1,631)

Limited Partners	$(169,694)	$(395,439)	$(1,188,788)	$(1,819,128)	$(1,629,759)

Net loss per Partnership Unit	$(11.09)	$(25.83)	$(77.57)	$(118.70)	$(106.35)

Outstanding weighted Partnership Units	15,302	15,312	15,325	15,325	15,325

Note 1 - Loss from operations for the years ended  March 31, 2015, 2014, 2013, 2012 and 2011, include a charge for impairment losses on investments in Local Limited Partnerships of  $0, $146,238, $714,702, $1,113,185 and $1,015,218,  respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Net cash provided by (used in):

Operating activities	$(21,715)	$4,259	$(5,670)	$(155,157)	$(24,805)
Investing activities	-	-	6,004	6,704	1,194

Net change in cash	(21,715)	4,259	334	(148,453)	(23,611)

Cash, beginning of year	50,173	45,914	45,580	194,033	217,644

Cash, end of year	$28,458	$50,173	$45,914	$45,580	$194,033

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2014	2013	2012	2011	2010

Federal	$2	26	$76	$100	$100
State	-	-	-	-	-

Total	$2	26	$76	$100	$100

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

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

For the year ended March 31, 2015

The Partnership’s assets at March 31, 2015 consisted of $28,000 in cash and cash equivalents. Liabilities at March 31, 2015 consisted of $1,628,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The Partnership’s net loss for the year ended March 31, 2015 was $171,000 reflecting a decrease of $225,000 from the net loss experienced for the year ended March 31, 2014 of $396,000. There was a decrease of $146,000 in impairment loss for the year ended March 31, 2015 compared to the year ended March 31, 2014. There was also a $79,000 decrease of equity in losses of Local Limited Partnerships for the year ended March 31, 2015. All investments reached zero in a prior year, therefore no further equity in losses or impairment could be recorded. Reporting fees decreased by $11,000 for the year ended March 31, 2015. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.  Accounting and legal fees decreased by $5,000 for the year ended March 31, 2015 due to the timing of the accounting work performed. Other expenses decreased by $4,000 during the year ended March 31, 2015 due to the outsourcing of data entry management to increase efficiency.

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

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The net decrease in cash during the year ended March 31, 2015 was $22,000 compared to a net increase in cash for the year ended March 31, 2014 of $4,000. During the year ended March 31, 2015, the Partnership reimbursed the General Partner or an affiliate $40,000 for operating expenses paid on its behalf compared to $25,000 reimbursed during the year ended March 31, 2014. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $11,000 less in reporting fees and distributions for the year ended March 31, 2015 compared to the year ended March 31, 2014 as discussed above.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees(1)	$1,730,724	$103,000	$103,000	$103,000	103,000	$4,326,000	$6,468,724
Payables to Local Limited Partnership	40,282						40,282
Total contractual cash obligations	$1,771,006	$103,000	$103,000	$103,000	103,000	$4,326,000	$6,509,006

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015 until December 31, 2062. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Date

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0, $0 and $108,962 of the total Partnership loss for the years ended March 31, 2015, 2014 and 2013, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it related to these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 19, 2015

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Harbor Pointe, L.P.

We have audited the accompanying balance sheet of Harbor Pointe, L.P., as of December 31, 2012 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Metairie, Louisiana
March 6, 2013
Member of:	• PCAOB - Public Company Accounting Oversight Board

AICPA: Center for Public Company Audit Firms (SEC) • Governmental Audit Quality Center • Private Companies Practice Section (PCPS)

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102
201 St. Charles Ave., Suite 2500 • New Orleans, LA 70170 • Telephone (504) 599-5905 • Fax (504) 837-7102
www.pmlcpa.com

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Cash and cash equivalents	$28,458	$50,173
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$28,458	$50,173

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,627,724	1,478,031

Total Liabilities	1,668,006	1,518,313

Partners’ Deficit
General Partner	(17,205)	(15,491)
Limited Partners (25,000 Partnership Units authorized; 15,302 and 15,312, respectively, Partnership Units issued and outstanding)	(1,622,343)	(1,452,649)

Total Partners’ Deficit	(1,639,548)	(1,468,140)

Total Liabilities and Partners’ Deficit	$28,458	$50,173

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2015	2014	2013

Reporting fees	$18,275	$29,249	$14,314
Operating expenses and loss:
Amortization (Notes 2 and 3)	-	-	345
Asset management fees (Note 3)	143,000	143,000	143,000
Impairment loss (Note 2)	-	146,238	714,702
Accounting and legal fees	26,850	32,009	27,050
Other	19,843	24,399	17,553

Total operating expenses and loss	189,693	345,646	902,650

Loss from operations	(171,418)	(316,397)	(888,336)

Equity in losses of Local Limited Partnerships (Note 2)	-	(79,448)	(301,658)

Interest income	10	10	16

Net loss	$(171,408)	$(395,835)	$(1,189,978)

Net loss allocated to:
General Partner	$(1,714)	$(396)	$(1,190)
Limited Partners	$(169,694)	$(395,439)	$(1,188,788)

Net loss per Partnership Unit	$(11.09)	$(25.83)	$(77.57)

Outstanding weighted Partnership Units	15,302	15,312	15,325

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Years Ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(13,905)	$131,578	$117,673

Net loss	(1,190)	(1,188,788)	(1,189,978)

Partners’ deficit at March 31, 2013	(15,095)	(1,057,210)	(1,072,305)

Net loss	(396)	(395,439)	(395,835)

Partners’ deficit at March 31, 2014	(15,491)	(1,452,649)	(1,468,140)

Net loss	(1,714)	(169,694)	(171,408)

Partners’ deficit at March 31, 2015	$(17,205)	$(1,622,343)	$(1,639,548)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(171,408)	$(395,835)	$(1,189,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	-	345
Impairment loss	-	146,238	714,702
Equity in losses of Local Limited Partnerships	-	79,448	301,658
Increase in accrued fees and expenses due to General Partner and affiliates	149,693	174,408	167,603

Net cash provided by (used in) operating activities	(21,715)	4,259	(5,670)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	-	6,004

Net cash provided by investing activities	-	-	6,004

Net increase (decrease) in cash and cash equivalents	(21,715)	4,259	334

Cash and cash equivalents, beginning of year	50,173	45,914	45,580

Cash and cash equivalents, end of year	$28,458	$50,173	$45,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$1,600	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, being accepted.  As of March 31, 2015 and 2014, 15,302 and 15,312 Partnership Units, respectievely, remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. One of the Housing Complexes has completed its Compliance Period as of March 31, 2015.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 is to be placed in the Partnership’s reserves for future operating expenses. The estimated gain on sale is $60,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Mendota expires December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code, therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. Villas of Palm was appraised for $1,335,000. The mortgage note balance was $520,185 as of December 31, 2014. The Partnership received $120,000 in cash proceeds, of which $47,908 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 is to be placed in the Partnership’s reserves for future operating expenses. The estimated gain on sale is $120,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Villas of Palm has expired therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (Preservation Partners III). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which is to be placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,123 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on sale. The estimated gain on sale is $3,877. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (Calico Terrace). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds. The distribution of proceeds hasn’t been finalized yet but the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Partnership incurred $2,750 in sales related expenses which will be net against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

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

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2015 and 2014, all of the investment balances in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2015 and 2014, respectively, the Partnership had $28,458 and $50,173 in cash and cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2015, 2014 and 2013, was $0, $0 and $345, respectively. As of March 31, 2014, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0, $146,238 and $688,275, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2015, 2014 and 2013, an impairment loss of $0, $0 and $26,427, respectively, was recorded against the related intangibles.

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014, are approximately $ 3,354,000 and $3,966,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2015, 2014 and 2013 impairment loss related to investments in Local Limited Partnerships was $0, $146,238 and $688,275, respectively.

For the years ended March 31, 2015, 2014 and 2013, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2015, 2014 and 2013, an impairment loss of $0,  $0 and $26,427, respectively, was recorded against the related intangibles.

As of March 31, 2015 and 2014 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2015, 2014 and 2013 amounting to approximately $608,000, $500,000 and $346,000, respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $1,698,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2015	2014	2013

Investments per balance sheet, beginning of period	$-	$225,686	$1,248,395
Impairment loss	-	(146,238)	(714,702)
Equity in losses of Local Limited Partnerships	-	(79,448)	(301,658)
Amortization of paid acquisition fees and costs	-	-	(345)
Distributions received from Local Limited Partnerships	-	-	(6,004)

Investments per balance sheet, end of period	$-	$-	$225,686

	For the Years Ended March 31,
	2015	2014	2013

Investments in Local Limited Partnerships, net	$-	$-	$225,686
Acquisition fees and costs, net	-	-	-
Investments per balance sheet, end of period	$-	$-	$225,686

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2014 and 2013 of $13,276,000 and $12,239,000, respectively)	$19,598,000	$20,527,000
Land	1,861,000	1,861,000
Other assets	2,374,000	2,330,000
Total assets	$23,833,000	$24,718,000

LIABILITIES
Mortgage payable	$16,916,000	$17,180,000
Due to affiliates	1,034,000	915,000
Other liabilities	578,000	671,000

Total liabilities	18,528,000	18,766,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	3,354,000	3,966,000
Other partners	1,951,000	1,986,000
Total partners’ equity	5,305,000	5,952,000
Total liabilities and partners’ equity	$23,833,000	$24,718,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$3,572,000	$3,446,000	$3,414,000

Expenses:
Operating expenses	2,571,000	2,335,000	2,380,000
Interest expense	585,000	672,000	619,000
Depreciation and amortization	1,045,000	1,053,000	1,063,000

Total expenses	4,201,000	4,060,000	4,062,000

Net loss	$(629,000)	$(614,000)	$(648,000)

Net loss allocable to the Partnership	$(608,000)	$(579,000)	$(648,000)

Net loss recorded by the Partnership	$-	$(79,000)	$(302,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $143,000 were incurred during each of the years ended March 31, 2015, 2014 and 2013, respectively. No payments were made during any of the periods presented.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $40,000, $25,000 and $20,000, during the years ended March 31, 2015, 2014 and 2013, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2015	2014

Asset management fee payable	$1,553,615	$1,410,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	74,109	67,416

Total	$1,627,724	$1,478,031

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2015

Income	$10,000	$1,000	$5,000	$2,000

Operating expenses and loss	(39,000)	(68,000)	(41,000)	(41,000)

Loss from operations	(29,000)	(67,000)	(36,000)	(39,000)

Net loss	(29,000)	(67,000)	(36,000)	(39,000)

Net loss available to Limited Partners	(29,000)	(67,000)	(36,000)	(39,000)

Net loss per Partnership Unit	(2)	(4)	(2)	(3)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2015, 2014 and 2013

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2015 and 2014, $40,282 remains payable to the Local Limited Partnerships.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. an Illinois Limited Partnership, which includes Westridge Apartments (Westridge), Morris Family Apartments (Morris), and Kingsfield Apartments (Kingsfield). Westridge, Morris, and Kingsfiled was appraised for $370,000, $1,240,000, and $530,000, respectively. Mortgage note balance of $2,493,059 was recorded as of December 31, 2014 in the consolidated financial statement. The Partnership received $60,000 in cash proceeds of which $12,000 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 is to be placed in the Partnership’s reserves for future operating expenses. The estimated gain on sale is $60,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Mendota expires December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code, therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. Villas of Palm was appraised for $1,335,000, respectively. Mortgage note balance of $520,185 was recorded as of December 31, 2014 in the consolidated financial statement. The Partnership received $120,000 in cash proceeds of which $47,908 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 is to be placed in the Partnership’s reserves for future operating expenses. The estimated gain on sale is $120,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Villas of Palm has expired therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (Preservation Partners III). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which is to be placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,123 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on sale. The estimated gain on sale is $3,877. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (Calico Terrace). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds. The distribution of proceeds hasn’t been finalized yet but the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Partnership incurred $2,750 in sales related expenses which will be net against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $143,000 were incurred during each of the years ended March 31, 2015, 2014 and 2013, of which no payments were made for all periods presented.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $74,109, $67,416 and $36,008, for the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $40,000, $25,000 and $20,000, during the years ended March 31, 2015, 2014 and 2013, respectively.

 (c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $23, $396, and $1,172 for the years ended December 31, 2014, 2013 and 2012. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014
Audit Fees	$24,350	$24,450
Audit-related Fees		-
Tax Fees		-
All Other Fees		-
TOTAL	$24,350	$24,450

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015, 2014 and 2013
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
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

32.2          Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

99.1
Financial Statements of Harbor Pointe L.P., as of and for the years ended December 31, 2012 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and    2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015			Initial Cost to Partnership		As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$264,000	$1,501,000	$75,000	$4,140,000	$1,392,000	$2,823,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	645,000	24,000	943,000	435,000	532,000

Calico Terrace Limited Partnership (1)	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	125,000	1,315,000	13,000	1,943,000	610,000	1,346,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	1,992,000	827,000	3,486,000	1,563,000	2,750,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,683,000	200,000	3,731,000	1,539,000	2,392,000

Mendota I, L.P. an Illinois Limited Partnership (1)	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	558,000	2,493,000	120,000	4,944,000	1,852,000	3,212,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	574,000	40,000	1,171,000	370,000	841,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,403,000	106,000	2,420,000	883,000	1,643,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	870,000	29,000	1,335,000	619,000	745,000

Preservation Partners III L.P. (1)	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	122,000	689,000	29,000	1,466,000	681,000	814,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	1,004,000	50,000	1,545,000	578,000	1,017,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,227,000	301,000	4,013,000	1,603,000	2,711,000

Villas of Palm L.P.(1)	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	520,000	47,000	$1,737,000	$1,151,000	$633,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$1,148,000	$16,916,000	$1,861,000	$32,874,000	$13,276,000	$21,459,000

(1) The Local Limited Partnership interest has been sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$491,000	$(35,000)	2002	Completed	40

Byhalia Estates, L.P.	177,000	(56,000)	2002	Completed	40

Calico Terrace Limited Partnership	172,000	(1,000)	2002	Completed	25

Harbor Pointe, L.P.	262,000	(74,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	465,000	(30,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership (1)	522,000	(122,000)	2002	Completed	40

North Davison Partners 99 L.P.	179,000	(24,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	202,000	(40,000)	2002	Completed	40

Parker Estates, L.P.	226,000	(20,000)	2002	Completed	40

Preservation Partners III L.P.(1)	144,000	(72,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	144,000	(24,000)	2002	Completed	27.5

Selman Place, LP	253,000	(115,000)	2001	Completed	40

Villas of Palm L.P. (1)	190,000	(16,000)	2004	Completed	30

	$3,427,000	$(629,000)

(1) The Local Limited Partnership interest has been sold subsequent to March 31, 2015.

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

Date:           June 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 19, 2015

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 19, 2015

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 19, 2015

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 19, 2015