Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2015-08-12
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended June 30, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$137,771	28,458
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$137,771	28,458

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,577,971	$1,627,724
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,618,253	1,668,006
Partners’ Deficit:
General Partner	(17,046)	(17,205)
Limited Partners (25,000 Partnership Units authorized; 15,302 Partnership Units issued and outstanding.)	(1,463,436)	(1,622,343)

Total Partners’ Deficit	(1,480,482)	(1,639,548)

Total Liabilities and Partners’ Deficit	$137,771	$28,458

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2015 and 2014
 (Unaudited)

	2015	2014
	Three Months	Three Months

Reporting fees	$4,216	$9,580

Operating expenses:
Asset management fees (Note 3)	30,862	35,750
Legal and accounting fees	4,000	-
Other	2,564	2,683

Total operating expenses	37,426	38,433

Loss from operations	(33,210)	(28,853)

Gain on sale of Local Limited Partnerships	192,271	-

Interest income	5	2

Net income (loss)	$159,066	$(28,851)

Net income (loss) allocated to:
General Partner	$159	$(29)

Limited Partners	$158,907	$(28,822)

Net income (loss) per Partnership Unit	$10	$(2)

Outstanding weighted Partnership Units	15,302	15,312

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2015
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(17,205)	$(1,622,343)	$(1,639,548)

Net income	159	158,907	159,066

Partners’ deficit at June 30, 2015	$(17,046)	$(1,463,436)	$(1,480,482)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$159,066	$(28,851)
Adjustments to reconcile net income ( loss) to net
cash used in operating activities:
Gain on sale of Local Limited Partnerships	(192,271)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(49,753)	28,433
Net cash used in operating activities	(82,958)	(418)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	192,271	-

Net cash provided by investing activities	192,271	-

Net increase (decrease) in cash and cash equivalents	109,313	(418)

Cash and cash equivalents, beginning of period	28,458	50,173

Cash and cash equivalents, end of period	$137,771	$49,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2015 and March 31, 2015, a total of 15,302 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. (“Mendota”), an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred approximately $9,950 in sales related expenses which were netted against sale proceeds to calculate gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $50,050 was recorded. The Compliance Period for Mendota expires December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code, therefore there is no risk of recapture to the investors of the Partnership.

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. (“Villas of Palm”). Villas of Palm was appraised for $1,335,000. The mortgage note balance was $520,185 as of December 31, 2014. The Partnership received $120,000 in cash proceeds, of which $47,908 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred approximately $250 in sales related expense which were netted against sale proceeds to calculate gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of sale of $119,750 was recorded. The Compliance Period for Villas of Palm has expired therefore there is no risk of recapture to the investors of the Partnership.

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (“Preservation Partners III”). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which were placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,124 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain on sale of $3,876 was recorded. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (“Calico Terrace”). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds, which were used to pay accrued asset management fees. The Partnership incurred $3,375 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on sale.   The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $18,595 was recorded. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2015, all investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2015 and March 31, 2015, respectively, the Partnership had $137,771 and $28,458 in cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

Net Income (Loss) Loss Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership had acquired limited partnership interests in 9 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one which owns three Housing Complexes, consisting of an aggregate of 349 and 527 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014
Revenues	$629,000	$861,000
Expenses:
Interest expense	103,000	168,000
Depreciation and amortization	176,000	263,000
Operating expenses	455,000	584,000
Total expenses	734,000	1,015,000

Net loss	$(105,000)	$(154,000)
Net loss allocable to the Partnership	$(99,000)	$(144,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $30,862 and $35,750 were incurred during the three months ended June 30, 2015 and 2014, respectively, of which $21,970 and $0 were paid during the three months ended June 30, 2015 and 2014, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements were $79,908 and $10,000 during the three months ended June 30, 2015 and 2014, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2015	March 31, 2015

Asset management fee payable	$1,562,507	$1,553,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	15,464	74,109
Total	$1,577,971	$1,627,724

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both June 30, 2015 and March 31, 2015, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks. The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2015 consisted of $138,000 in cash and cash equivalents. Liabilities at June 30, 2015 consisted of $1,578,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014   The Partnership's net income for the three months ended June 30, 2015 was $159,000, reflecting an increase of approximately $188,000 from the net loss of $29,000 for the three months ended June 30, 2014. The increase in net income was partially due to an increase $192,000 in gain on sale of Local Limited Partnerships during the three months ended June 30, 2015. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. During the three months ended June 30, 2015 asset management fee decreased by $5,000 compared to the three months ended June 30, 2014.  These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. The legal and accounting fees increased by $4,000 for the three months ended June 30, 2015 due to the timing of the accounting work performed. The reporting fees decreased by $5,000 for the three months ended June 30, 2015. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014  Net cash provided during the three months ended June 30, 2015 was $109,000, compared to net cash used during the three months ended June 30, 2014 of $400. During the three months ended June 30, 2015, the Partnership paid $80,000 to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership compared to $10,000 paid during the three months ended June 30, 2014. The Partnership received $5,000 less in reporting fees during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership paid $22,000 to the general partner for accrued asset management fees during the three months ended June 30, 2015 compared to no such payments during the three months ended June 30, 2014. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees nd advances due to the General Partner and affiliates, decreased by $50,000 as compared to March 31, 2015. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

NONE

Item 1A.   Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.   Defaults Upon Senior Securities

NONE

Item 4.   Mine Safety Disclosures

NOT APPLICABLE

Item 5.   Other Information

NONE

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2015 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: August 12, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2015