Form 10-Q
period 2015-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2016-02-11
CIK 1156445

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

*  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$157,798	$28,458
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$157,798	$28,458

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,667,036	$1,627,724
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,707,318	1,668,006
Partners’ Deficit:
General Partner	(17,115)	(17,205)
Limited Partners (25,000 Partnership Units authorized; 15,302 Partnership Units issued and outstanding)	(1,532,405)	(1,622,343)

Total Partners’ Deficit	(1,549,520)	(1,639,548)

Total Liabilities and Partners’ Deficit	$157,798	$28,458

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2015 and 2014
 (Unaudited)

	2015		2014
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$24,220	$5,193	$15,775

Operating expenses:
Asset management fees (Note 3)	25,750	82,362	35,750	107,250
Legal and accounting fees	1,200	29,150	1,200	25,650
Other	2,522	11,554	4,264	14,923

Total operating expenses	29,472	123,066	41,214	147,823

Loss from operations	(29,472)	(98,846)	(36,021)	(132,048)
Gain on sale of Local Limited
Partnerships (Note 2)	-	188,845	-	-

Interest income	12	29	3	8

Net income (loss)	$(29,460)	$90,028	$(36,018)	$(132,040)

Net income (loss) allocated to:
General Partner	$(29)	$90	$(36)	$(132)

Limited Partners	$(29,431)	$89,938	$(35,982)	$(131,908)

Net income (loss) per Partnership Unit	$(2)	$6	$(2)	$(9)

Outstanding weighted Partnership Units	15,302	15,302	15,302	15,302

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(17,205)	$(1,622,343)	$(1,639,548)

Net income	90	89,938	90,028

Partners’ deficit at December 31, 2015	$(17,115)	$(1,532,405)	$(1,549,520)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$90,028	$(132,040)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of Local Limited Partnerships	(188,845)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	39,312	122,823
Net cash used in operating activities	(59,5045)	(9,217)
Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	188,845	-
Net cash provided by investing activities	188,845	-
Net increase (decrease) in cash and cash equivalents	129,340	(9,217)

Cash and cash equivalents, beginning of period	28,458	50,173

Cash and cash equivalents, end of period	$157,798	$40,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2015 and March 31, 2015, 15,302 units of the Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. (“Mendota”) an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $9,950 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $50,050 was recorded during the period. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Mendota expires in December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code; therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. (“Villas of Palm”). Villas of Palm was appraised for $1,335,000. The mortgage note balance was $520,185 as of December 31, 2014. The Partnership received $120,000 in cash proceeds, of which $47,908 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,350 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $118,650 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (“Preservation Partners III”). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,225 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $2,775 was recorded during the period. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (“Calico Terrace”). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds. The Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Partnership incurred $4,600 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $17,370 was recorded during the period. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2015, all investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and March 31, 2015, the Partnership had $157,798 and $28,458 in cash equivalents, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership had acquired limited partnership interests in 9 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one which owns three Housing Complexes, consisting of an aggregate of 349 and 527 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014
Revenues	$1,889,000	$2,584,000
Expenses:
Interest expense	309,000	504,000
Depreciation and amortization	528,000	790,000
Operating expenses	1,366,000	1,751,000
Total expenses	2,203,000	3,045,000

Net loss	$(314,000)	$(461,000)
Net loss allocable to the Partnership	$(299,000)	$(431,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The Partnership incurred asset management fees of $82,362 and $107,250, of which $21,970 and $0 were paid during the nine months ended December 31, 2015 and 2014, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $79,908 and $25,000 during the nine months ended December 31, 2015 and 2014, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2015	March 31, 2015

Asset management fee payable	$1,614,007	$1,553,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	53,029	74,109
Total	$1,667,036	$1,627,724

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both December 31, 2015 and March 31, 2015, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2015 consisted of $158,000 in cash and cash equivalents. Liabilities at December 31, 2015 consisted of $1,667,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014 The Partnership's net loss for the three months ended December 31, 2015 was $29,000, reflecting a decrease of $7,000 from the net loss of $36,000 for the three months ended December 31, 2014. There was a decrease of $5,000 in reporting fees during the three months ended December 31, 2015. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $10,000 during the three months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

Nine Months Ended December 31, 2015 Compared to the Nine Months Ended December 31, 2014 The Partnership's net income for the nine months ended December 31, 2015 was $90,000, reflecting an increase of $222,000 from the net loss of $132,000 for the nine months ended December 31, 2014. The change was largely due to gain on sale of Local Limited Partnership of $189,000 during the nine months ended December 31, 2015 compared to no gain on sale for the nine months ended December 31, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership’s asset management fees decreased by $25,000 during the nine months ended December 31, 2015 as discussed above. Legal and accounting fees increased by $3,000 for the nine months ended December 31, 2015 due to the timing of the accounting work performed. Other expenses decreased by $3,000 during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The change was primarily due to a decrease in professional services provided for the nine months ended December 31, 2014. Reporting fees increased by $8,000 during the nine months ended December 31, 2015. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014 The net increase in cash and cash equivalents for the nine months ended December 31, 2015 was $129,000 compared to the net decrease in cash and cash equivalents of $9,000 for the nine months ended December 31, 2014. The Partnership received $189,000 of disposition proceeds from the sale of four Local Limited Partnerships during the nine months ended December 31, 2015 compared to no disposition proceeds received during the nine months ended December 31, 2014. Proceeds received from disposition vary from period to period, as discussed above. The Partnership paid $22,000 in accrued asset management fees and $80,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2015 compared to $0 and $25,000 paid during the nine months ended December 31, 2014, respectively.  Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $8,000 more in reporting fees during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $39,000 as compared to March 31, 2015. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Statement of Partners’ Deficit for the nine months ended December 31, 2015, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: February 11, 2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2016