Form 10-K
period 2016-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2016-06-07
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2016 and 2015, a total of 15,302 Partnership Units remain outstanding.

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

The Partnership invested in thirteen Local Limited Partnerships, four of which have been sold or otherwise disposed of as of March 31, 2016. Each of these Local Limited Partnerships owns or owned a single Housing Complex with the exception of one Local Limited Partnership which owned three Housing Complexes, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period generally must satisfy the “reasonable belief” test to avoid recapture. Under Internal Revenue Code Section 42, recapture shall not apply solely by reason of the disposition of a building (or an interest therein) if it is reasonably expected that such building will continue to be operated as a qualified low-income building for the remaining Compliance Period with respect to such building.

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:
Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
505 West Main Limited Partnership	2013	2017
Byhalia Estates, L.P.	2012	2016
Harbor Pointe, L.P.	2014	2018
McPherson Housing Associates Limited Partnership	2012	2016
North Davison Partners 99 Limited Partnership	2013	2017
Oakview Terrace Townhomes Limited Partnership	2013	2017
Parker Estates, L.P.	2012	2016
Saw Mill Creek II Limited Dividend Housing Association L.P.	2012	2016
Selman Place, L.P.	2013	2017

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2016.

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

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. (“Mendota”) an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $9,950 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $50,050 was recorded during the period. The Compliance Period for Mendota expires December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code; therefore there is no risk of recapture to the investors of the Partnership.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. (“Villas of Palm”). Villas of Palm was appraised for $1,335,000. The mortgage note balance was $520,185 as of December 31, 2014. The Partnership received $120,000 in cash proceeds, of which $47,908 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,350 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $118,650 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (“Preservation Partners III”). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,225 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $2,775 was recorded during the period. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (“Calico Terrace”). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds. The Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Partnership incurred $4,600 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $17,370 was recorded during the period. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

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

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt. A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

For each of the years ended March 31, 2016, 2015 and 2014, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $146,238, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by $86,000, $143,000 and $143,000, for the years ended March 31, 2016, 2015 and 2014, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $103,000 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the nine Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2016		As of December 31, 2015
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,455,000

Byhalia Estates, L.P.	Byhalia, Mississippi	SEMC, Inc.	219,000	219,000	25	318,000	633,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	1,979,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	ERC Properties, Inc	1,770,000	1,770,000	72	2,313,000	1,640,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	556,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,394,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2016		As of December 31, 2015
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Parker Estates, L.P., a Mississippi Limited Partnership	Sunflower, Mississippi	SEMC, Inc	274,000	274,000	32	400,000	854,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	981,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,213,000

			$8,477,000	$8,437,000	349	$11,648,000	$11,705,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 9

	For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$537,000	$23,000	40.84%

Byhalia Estates, L.P.	176,000	(38,000)	99.98%

Harbor Pointe, L.P.	266,000	(5,000)	99.97%

McPherson Housing Associates Limited Partnership	481,000	(40,000)	99.98%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	191,000	(5,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	206,000	(53,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership	227,000	(28,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	153,000	(26,000)	99.98%

Selman Place, LP	252,000	(154,000)	99.97%

	$2,489,000	$(326,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2015	2014	2013	2012	2011

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	100%	90%	93%	98%	95%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	96%	100%	100%	100%	92%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	N/A	97%	93%	97%	97%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	98%	98%	98%	100%	93%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	92%	100%	96%	97%	94%

Mendota I, L.P. an Illinois Limited Partnership	Tifton, Georgia	BC Holdings, LLC	N/A	99%	92%	92%	96%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	90%	100%	95%	95%	95%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	100%	100%	71%	100%	96%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	94%	94%	100%	100%	100%

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	N/A	91%	88%	94%	97%
Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	83%	92%	83%	83%	83%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	98%	98%	100%	96%	100%

Villas of Palm L.P.	Coon Rapids, Minnesota	Carolina Corporation	N/A	100%	100%	100%	100%

		Weighted average	95%	97%	94%	96%	95%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

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

b)	At March 31, 2016, there were 825 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2016.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2016	2015	2014	2013	2012

ASSETS
Cash and cash equivalents	$160,310	$28,458	$50,173	$45,914	$45,580
Investments in Local Limited Partnerships, net	-	-	-	225,686	1,248,395

Total Assets	$160,310	$28,458	$50,173	$271,600	$1,293,975

LIABILITIES
Payables to Local Limited Partnerships	$40,282	40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,699,257	1,627,724	1,478,031	1,303,623	1,136,020

Total Liabilities	1,739,539	1,668,006	1,518,313	1,343,905	1,176,302

PARTNERS' EQUITY (DEFICIT)	(1,579,229)	(1,639,548)	(1,468,140)	(1,072,305)	117,673

Total Liabilities and Partners’ Equity (Deficit)	$160,310	28,458	$50,173	$271,600	$1,293,975

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2016	2015	2014	2013	2012

Loss from operations (Note 1)	$(128,567)	$(171,418)	$(316,397)	$(888,336)	$(1,346,687)
Equity in losses of Local Limited Partnerships	-	-	(79,448)	(301,658)	(474,286)
Gain on sale of Local Limited Partnerships	188,845	-	-	-	-
Interest income	41	10	10	16	24
Net income (loss)	$60,319	$(171,408)	$(395,835)	$(1,189,978)	$(1,820,949)

Net income (loss) allocated to:
General Partner	$60	$(171)	$(396)	$(1,190)	$(1,821)

Limited Partners	$60,259	$(171,237)	$(395,439)	$(1,188,788)	$(1,819,128)

Net income (loss) per Partnership Unit	$3.94	$(11.19)	$(25.83)	$(77.57)	$(118.70)

Outstanding weighted Partnership Units	15,302	15,302	15,312	15,325	15,325

Note 1 - Loss from operations for the years ended  March 31, 2016, 2015, 2014, 2013, and 2012, include a charge for impairment losses on investments in Local Limited Partnerships of  $0, $0, $146,238, $714,702 and $1,113,185,  respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2016	2015	2014	2013	2012

Net cash provided by (used in):

Operating activities	$(56,993)	$(21,715)	$4,259	$(5,670)	$(155,157)
Investing activities	188,845	-	-	6,004	6,704

Net change in cash	131,852	(21,715)	4,259	334	(148,453)

Cash, beginning of year	28,458	50,173	45,914	45,580	194,033

Cash, end of year	$160,310	$28,458	$50,173	$45,914	$45,580

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2015	2014	2013	2012	2011

Federal	$-	2	$26	$76	$100
State	-	-	-	-	-

Total	$-	2	$26	$76	$100

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

Impact of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership's financial statements.

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

Financial Condition

As of March 31, 2016

The Partnership’s assets at March 31, 2016 consisted of $160,000 in cash and cash equivalents. Liabilities at March 31, 2016 consisted of $1,699,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015 The Partnership’s net income for the year ended March 31, 2016 was $60,000 reflecting an increase of $231,000 from the net loss experienced for the year ended March 31, 2015 of $171,000. The change was largely due to gain on sale of Local Limited Partnership of $189,000 during the year ended March 31, 2016 compared to no gain on sale for the year ended March 31, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Reporting fees increased by $9,000 for the year ended March 31, 2016 compared to the year ended March 31, 2015. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $3,000 for the year ended March 31, 2016 due to the timing of the accounting work performed. Asset management fees decreased by $35,000 during the year ended March 31, 2016. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

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

Liquidity and Capital Resources

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015 The net increase in cash during the year ended March 31, 2016 was $132,000 compared to a net decrease in cash for the year ended March 31, 2015 of $22,000. The Partnership received $189,000 of disposition proceeds from the sale of four Local Limited Partnerships during the year ended March 31, 2016 compared to no disposition proceeds received during the year ended March 31, 2015. Proceeds received from disposition vary from period to period depending on the sales prices and the values of the Housing Complexes sold. During the year ended March 31, 2016, the Partnership paid the General Partner or an affiliate $80,000 for operating expenses paid on its behalf and $22,000 in accrued asset management fees compared to $40,000 and $0 paid during the year ended March 31, 2015.  Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership also collected $8,000 more in reporting fees for the year ended March 31, 2016 compared to the year ended March 31, 2015 as discussed above.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

Asset management fees(1)	$1,802,257	$103,000	$103,000	$103,000	103,000	$4,223,000	$6,437,257
Payables to Local Limited Partnership	40,282	-	-	-	-	-	40,282
Total contractual cash obligations	$1,842,539	$103,000	$103,000	$103,000	103,000	$4,223,000	$6,477,539

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2016 until December 31, 2062. Amounts due to the General Partner as of March 31, 2016 have been included in the 2017 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Date

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the "Partnership") as of March 31, 2016 and 2015, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2016. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 as of March 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2016 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of WNC Housing Tax Credit Fund VI, L.P., Series 9's management. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 7, 2016

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$160,310	$28,458
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$160,310	$28,458

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,699,257	1,627,724

Total Liabilities	1,739,539	1,668,006

Partners’ Deficit
General Partner	(15,602)	(15,662)
Limited Partners (25,000 Partnership Units authorized; 15,302 Partnership Units issued and outstanding)	(1,563,627)	(1,623,886)

Total Partners’ Deficit	(1,579,229)	(1,639,548)

Total Liabilities and Partners’ Deficit	$160,310	$28,458

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2016	2015	2014

Reporting fees	$26,720	$18,275	$29,249
Operating expenses and loss:
Asset management fees (Note 3)	108,112	143,000	143,000
Impairment loss (Note 2)	-	-	146,238
Accounting and legal fees	30,350	26,850	32,009
Other	16,825	19,843	24,399

Total operating expenses and loss	155,287	189,693	345,646

Loss from operations	(128,567)	(171,418)	(316,397)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(79,448)

Gain on sale of Local Limited Partnerships	188,845	-	-
Interest income	41	10	10

Net income (loss)	$60,319	$(171,408)	$(395,835)

Net income (loss) allocated to:
General Partner	$60	$(171)	$(396)
Limited Partners	$60,259	$(171,237)	$(395,439)

Net income (loss) per Partnership Unit	$3.94	$(11.19)	$(25.83)

Outstanding weighted Partnership Units	15,302	15,302	15,312

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Years Ended March 31, 2016, 2015, and 2014

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2013	$(15,095)	$(1,057,210)	$(1,072,305)

Net loss	(396)	(395,439)	(395,835)

Partners’ deficit at March 31, 2014	(15,491)	(1,452,649)	(1,468,140)

Net loss	(171)	(171,237)	(171,408)

Partners’ deficit at March 31, 2015	(15,662)	(1,623,886)	(1,639,548)

Net income	60	60,259	60,319

Partners’ deficit at March 31, 2016	$(15,602)	$(1,563,627)	$(1,579,229)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$60,319	$(171,408)	$(395,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment loss	-	-	146,238
Equity in losses of Local Limited Partnerships	-	-	79,448
Gain on sale of Local Limited Partnerships	(188,845)	-	-
Increase in accrued fees and expenses due to General Partner and affiliates	71,533	149,693	174,408

Net cash provided by (used in) operating activities	(56,993)	(21,715)	4,259

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	188,845	-	-

Net cash provided by investing activities	188,845	-	-

Net increase (decrease) in cash and cash equivalents	131,852	(21,715)	4,259

Cash and cash equivalents, beginning of year	28,458	50,173	45,914

Cash and cash equivalents, end of year	$160,310	$28,458	$50,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$1,600

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, being accepted. As of March 31, 2016 and 2015, 15,302 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the remaining Housing Complexes has completed its Compliance Period as of March 31, 2016.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2016.

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

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. (“Mendota”) an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $9,950 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $50,050 was recorded during the period. The Compliance Period for Mendota expires December 31, 2016. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credits code; therefore there is no risk of recapture to the investors of the Partnership.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Villas of Palm L.P. (“Villas of Palm”). Villas of Palm was appraised for $1,335,000. The mortgage note balance was $520,185 as of December 31, 2014. The Partnership received $120,000 in cash proceeds, of which $47,908 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $72,092 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,350 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $118,650 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Preservation Partners III Limited Partnership (“Preservation Partners III”). Preservation Partners III was appraised for $230,000. The mortgage note balance was $688,548 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, which was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

$2,225 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $2,775 was recorded during the period. The Compliance Period for Preservation Partners III expires in 2016. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Calico Terrace Limited Partnership (“Calico Terrace”). Calico Terrace was appraised for $420,000. The mortgage note balance was $1,315,046 as of December 31, 2014. The Partnership received $21,970 in cash proceeds. The Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Partnership incurred $4,600 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $17,370 was recorded during the period. The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

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

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2016 and 2015, all of the investment balances in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2016 and 2015, respectively, the Partnership had $160,310 and $28,458 in cash and cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2016, 2015 and 2014, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $146,238, respectively.

Correction of immaterial error

In connection with the preparation of the financial statements for the year ended March 31, 2016, the Partnership identified an immaterial error related to the allocation of losses between the general partner and limited partners. The accounting error resulted in March 31, 2015 ending equity for the general partner being understated and ending equity for the limited partners being overstated by 41,543. The Partnership reviewed the accounting error and determined the impact of the error to be immaterial to the prior year presentation. The accompanying 2015 financial statements reflect the correction fo the aforementioned immaterial error.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership's financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2016 and 2015, the Partnership owned interests in 9 and 13 Local Limited Partnerships, respectively, each of which owns or owned one Housing Complex, consisting of an aggregate of 349 and 527 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2016 and 2015 are approximately $2,199,000 and $3,354,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2016, 2015 and 2014 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $146,238, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As of March 31, 2016 and 2015 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2016, 2015 and 2014 amounting to approximately $326,000, $608,000 and $500,000, respectively, have not been recognized. As of March 31, 2016, the aggregate share of net losses not recognized by the Partnership amounted to approximately $2,045,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:
	For the Years Ended March 31,
	2016	2015	2014

Investments per balance sheet, beginning of period	$-	$-	$225,686
Impairment loss	-	-	(146,238)
Equity in losses of Local Limited Partnerships	-	-	(79,448)
Amortization of paid acquisition fees and costs	-	-	-
Distributions received from Local Limited Partnerships	-	-	-

Investments per balance sheet, end of period	$-	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

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

COMBINED CONDENSED BALANCE SHEETS

	2015	2014
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2015 and 2014 of $9,679,000 and $13,276,000, respectively)	$13,135,000	$19,598,000
Land	1,652,000	1,861,000
Other assets	1,880,000	2,374,000
Total assets	$16,667,000	$23,833,000

LIABILITIES
Mortgage payable	$11,705,000	$16,916,000
Due to affiliates	524,000	1,034,000
Other liabilities	336,000	578,000

Total liabilities	12,565,000	18,528,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	2,199,000	3,354,000
Other partners	1,903,000	1,951,000
Total partners’ equity	4,102,000	5,305,000
Total liabilities and partners’ equity	$16,667,000	$23,833,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014	2013

Revenues	$2,654,000	$3,572,000	$3,446,000

Expenses:
Operating expenses	1,857,000	2,571,000	2,335,000
Interest expense	421,000	585,000	672,000
Depreciation and amortization	702,000	1,045,000	1,053,000

Total expenses	2,980,000	4,201,000	4,060,000

Net loss	$(326,000)	$(629,000)	$(614,000)

Net loss allocable to the Partnership	$(326,000)	$(608,000)	$(579,000)

Net loss recorded by the Partnership	$-	$-	$(79,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $108,112, $143,000 and $143,000 were incurred during the years ended March 31, 2016, 2015 and 2014, respectively, and $21,970, $0 and $0 was paid during the years ended March 31, 2016, 2015 and 2014, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $79,908, $40,000 and $25,000, during the years ended March 31, 2016, 2015 and 2014, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2016	2015

Asset management fee payable	$1,639,757	$1,553,615
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	59,500	74,109

Total	$1,699,257	$1,627,724

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2017.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2016

Income	$4,000	$20,000	$-	$3,000

Operating expenses	(37,000)	(56,000)	(29,000)	(34,000)

Loss from operations	(33,000)	(36,000)	(29,000)	(31,000)
Gain on sale of Local Limited Partnerships	192,000	(3,000)	-	-
Net income (loss)	159,000	(39,000)	(29,000)	(31,000)

Net income (loss) available to Limited Partners	159,000	(39,000)	(29,000)	(31,000)

Net income (loss) per Partnership Unit	10	(3)	(2)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2015

Income	$10,000	$1,000	$5,000	$2,000

Operating expenses	(39,000)	(68,000)	(41,000)	(41,000)

Loss from operations	(29,000)	(67,000)	(36,000)	(39,000)

Net loss	(29,000)	(67,000)	(36,000)	(39,000)

Net loss available to Limited Partners	(29,000)	(67,000)	(36,000)	(39,000)

Net loss per Partnership Unit	(2)	(4)	(2)	(3)

	June 30	September 30	December 31	March 31
2014

Income	$3,000	$15,000	$9,000	$2,000

Operating expenses and loss	(192,000)	(62,000)	(44,000)	(47,000)

Loss from operations	(189,000)	(47,000)	(35,000)	(45,000)

Equity in losses of Local Limited Partnerships	(42,000)	(27,000)	(10,000)	-

Net loss	(231,000)	(75,000)	(45,000)	(45,000)

Net loss available to Limited Partners	(231,000)	(75,000)	(45,000)	(44,000)

Net loss per Partnership Unit	(15)	(5)	(3)	(3)

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2016 and 2015, $40,282 remains payable to the Local Limited Partnerships.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2016. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2016.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $108,112, $143,000 and $143,000 were incurred during each of the years ended March 31, 2016, 2015 and 2014, respectively, and $21,970, $0 and $0 was paid during the years ended March 31, 2016, 2015 and 2014, respectively.

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

(b)  Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership Agreement. The Agreement defines “Operating Cash Expenses” as

“. . .the amount of cash disbursed by the Partnership. . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $59,500, $74,109 and $67,416, for the years ended March 31, 2016, 2015 and 2014, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $79,908, $40,000 and $25,000, during the years ended March 31, 2016, 2015, and 2014, respectively.

 (c)   Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0, $23 and $396 for the years ended December 31, 2015, 2014 and 2013. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2016, 2015, and 2014. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2016, 2015, and 2014.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2016	2015
Audit Fees	$26,350	$24,350
Audit-related Fees
Tax Fees	4,000
All Other Fees
TOTAL	$30,350	$24,350

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.
PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2016 and 2015
Statements of Operations for the years ended March 31, 2016, 2015 and 2014
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014
Notes to Financial Statements

(a)(2)           List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1
First  Amended and  Restated  Agreement of Limited  Partnership  of WNC Housing  Tax Credit Fund VI,  L.P.,  Series 9 dated as of July 17, 2001 filed  as  Exhibit  3.1  to  Post-Effective  Amendment  No. 1 to the Registration  Statement on Form S-11 filed on July 18, 2002 (Commission File No. 333-67670) is hereby incorporated herein by reference as Exhibit 3.1.

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

32.2           Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2016 and    2015, (ii) the Statements of Operations for the years ended March 31, 2016, 2015 and 2014, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2016, 2015 and 2014, (iv) the Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2016
		As of March 31, 2016			Initial Cost to Partnership		As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$285,000	$1,455,000	$75,000	$4,161,000	$1,521,000	$2,715,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	633,000	24,000	943,000	470,000	497,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	5,000	1,979,000	827,000	3,487,000	1,679,000	2,635,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,640,000	200,000	3,731,000	1,648,000	2,283,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	556,000	40,000	1,171,000	407,000	804,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	1,000	1,394,000	106,000	2,421,000	947,000	1,580,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	-	854,000	29,000	1,334,000	668,000	695,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	17,000	981,000	50,000	1,553,000	616,000	987,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,213,000	301,000	4,013,000	1,723,000	2,591,000

		$8,477,000	$8,437,000	$1,642,000	$22,489,000	$335,000	$11,705,000	$1,652,000	$22,814,000	$9,679,000	$14,787,000

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$537,000	$23,000	2002	Completed	40

Byhalia Estates, L.P.	176,000	(38,000)	2002	Completed	40

Harbor Pointe, L.P.	266,000	(5,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	481,000	(40,000)	2002	Completed	40

North Davison Partners 99 L.P.	191,000	(5,000)	2002	Completed	40

Oakview Terrace Townhomes L.P.	206,000	(53,000)	2002	Completed	30

Parker Estates, L.P.	227,000	(28,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	153,000	(26,000)	2002	Completed	27.5

Selman Place, LP	252,000	(154,000)	2001	Completed	40
	$2,489,000	$(326,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2015
		As of March 31, 2015			Initial Cost to Partnership		As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$264,000	$1,501,000	$75,000	$4,140,000	$1,392,000	$2,823,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	645,000	24,000	943,000	435,000	532,000

Calico Terrace Limited Partnership*	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	125,000	1,315,000	13,000	1,943,000	610,000	1,346,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	1,992,000	827,000	3,486,000	1,563,000	2,750,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,683,000	200,000	3,731,000	1,539,000	2,392,000

Mendota I, L.P. an Illinois Limited Partnership*	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	558,000	2,493,000	120,000	4,944,000	1,852,000	3,212,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	574,000	40,000	1,171,000	370,000	841,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,403,000	106,000	2,420,000	883,000	1,643,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	870,000	29,000	1,335,000	619,000	745,000

Preservation Partners III L.P.*	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	122,000	689,000	29,000	1,466,000	681,000	814,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	1,004,000	50,000	1,545,000	578,000	1,017,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,227,000	301,000	4,013,000	1,603,000	2,711,000

Villas of Palm L.P.*	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	520,000	47,000	$1,737,000	$1,151,000	$633,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$1,148,000	$16,916,000	$1,861,000	$32,874,000	$13,276,000	$21,459,000

* The Local Limited Partnership interest has been sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$491,000	$(35,000)	2002	Completed	40

Byhalia Estates, L.P.	177,000	(56,000)	2002	Completed	40

Calico Terrace Limited Partnership *	172,000	(1,000)	2002	Completed	25

Harbor Pointe, L.P.	262,000	(74,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	465,000	(30,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership *	522,000	(122,000)	2002	Completed	40

North Davison Partners 99 L.P.	179,000	(24,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	202,000	(40,000)	2002	Completed	40

Parker Estates, L.P.	226,000	(20,000)	2002	Completed	40

Preservation Partners III L.P. *	144,000	(72,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	144,000	(24,000)	2002	Completed	27.5

Selman Place, LP	253,000	(115,000)	2001	Completed	40

Villas of Palm L.P. *	190,000	(16,000)	2004	Completed	30

	$3,427,000	$(629,000)

* The Local Limited Partnership interest has been sold subsequent to March 31, 2015

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

Date:  June 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 7, 2016

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 7, 2016

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 7, 2016

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 7, 2016