Form 10-Q
period 2016-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2016-08-15
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2016 and March 31, 2016	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2016 and 2015	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2016	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2016 and 2015	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$102,259	$160,310
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	600	-

Total Assets	$102,859	$160,310
LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,671,214	$1,699,257
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,711,496	1,739,539
Partners’ Deficit:
General Partner	(15,631)	(15,602)
Limited Partners (25,000 Partnership Units authorized; 15,302 Partnership Units issued and outstanding.)	(1,593,006)	(1,563,627)

Total Partners’ Deficit	(1,608,637)	(1,579,229)

Total Liabilities and Partners’ Deficit	$102,859	$160,310

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016 and 2015
 (Unaudited)

	2016	2015
	Three Months	Three Months

Reporting fees	$1,713	$4,216

Operating expenses:
Asset management fees (Note 3)	25,750	30,862
Legal and accounting fees	4,032	4,000
Other	1,351	2,564

Total operating expenses	31,133	37,426

Loss from operations	(29,420)	(33,210)

Gain on sale of Local Limited Partnerships	-	192,271

Interest income	12	5

Net income (loss)	$(29,408)	$159,066

Net income (loss) allocated to:
General Partner	$(29)	$159

Limited Partners	$(29,379)	$158,907

Net income (loss) per Partnership Unit	$(2)	$10

Outstanding weighted Partnership Units	15,302	15,302

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2016
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2016	$(15,602)	$(1,563,627)	$(1,579,229)

Net loss	(29)	(29,379)	(29,408)

Partners’ deficit at June 30, 2016	$(15,631)	$(1,593,006)	$(1,608,637)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(29,408)	$159,066
Adjustments to reconcile net income (loss) to net
cash used in operating activities: Increase in other assets	(600)	-
Gain on sale of Local Limited Partnerships	-	(192,271)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(28,043)	(49,753)
Net cash used in operating activities	(58,051)	(82,958)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	192,271

Net cash provided by investing activities	-	192,271

Net increase (decrease) in cash and cash equivalents	(58,051)	109,313

Cash and cash equivalents, beginning of period	160,310	28,458

Cash and cash equivalents, end of period	$102,259	$137,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2016 and March 31, 2016, a total of 15,302 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2016
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
For the Quarterly Period Ended June 30, 2016
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2017.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the remaining Housing Complexes have completed their15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2016.

As of March 31, 2016, the Partnership sold its Local Limited Partnership interests in Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), and Calico Terrace Limited Partnership (“Calico Terrace”). The Compliance Period for Mendota, Preservation, and Calico Terrace expire in 2016, 2016, and 2017, respectively. The respective purchasers have guaranteed that the LLP will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of all periods presented, all investment balances in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2016
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2016 and March 31, 2016, respectively, the Partnership had $102,259 and $160,310 in cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption was permitted. The adoption of this update did not materially affect the Partnership's financial statements.

In February 2015, the FASB issued ASU No.  2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of this update did not materially affect the Partnership's financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2016 and March 31, 2016, the Partnership had owned limited partnership interests in 9 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 349 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015
Revenues	$664,000	$629,000
Expenses:
Interest expense	105,000	103,000
Depreciation and amortization	176,000	176,000
Operating expenses	464,000	455,000
Total expenses	745,000	734,000

Net loss	$(81,000)	$(105,000)
Net loss allocable to the Partnership	$(81,000)	$(99,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended June 30, 2016
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $25,750 and $30,862 were incurred during the three months ended June 30, 2016 and 2015, respectively, of which $0 and $21,970 were paid during the three months ended June 30, 2016 and 2015, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements paid were $59,776 and $79,908 during the three months ended June 30, 2016 and 2015, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2016	March 31, 2016

Asset management fee payable	$1,665,507	$1,639,757
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	5,707	59,500
Total	$1,671,214	$1,699,257

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both June 30, 2016 and March 31, 2016, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks. The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2016 and 2015 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2016 consisted of $102,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at June 30, 2016 consisted of $1,671,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 The Partnership's net loss for the three months ended June 30, 2016 was $29,000, reflecting a decrease of approximately $188,000 from the net income of $159,000 for the three months ended June 30, 2015. The decrease was mainly due to $192,000 in gain on sale of Local Limited Partnerships during the three months ended June 30, 2015 compared to no gain on sale of Local Limited Partnerships during the three months ended June 30, 2016. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the three months ended June 30, 2016, asset management fees decreased by $5,000 compared to the three months ended June 30, 2015. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Reporting fees decreased by $3,000 for the three months ended June 30, 2016. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 Net cash and cash equivalents used during the three months ended June 30, 2016 was $58,000, compared to net cash and cash equivalents provided during the three months ended June 30, 2015 of $109,000. During the three months ended June 30, 2016, the Partnership paid $60,000 to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership compared to $80,000 paid during the three months ended June 30, 2015. The Partnership made no payments to the general partner for accrued asset management fees during the three months ended June 30, 2016 compared to $22,000 paid during the three months ended June 30, 2015. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $192,000 of disposition proceeds from the sale of four Local Limited Partnerships during the three months ended June 30, 2015 compared to no disposition proceeds received during the three months ended June 30, 2016. The Partnership also received $3,000 less in reporting fees during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the three months ended June 30, 2016, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $28,000 as compared to March 31, 2016. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2016, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2017.

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

(b)            Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three months ended ended June 30, 2016 and June 30, 2015, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2016 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: August 15, 2016

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 15, 2016