Form 10-Q
period 2016-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2017-02-08
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

⬜ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___Non-accelerated filer    X     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X____

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended December 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2016 and March 31, 2016	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2016 and 2015	4

	Condensed Statement of Partners' Deficit
	For the Nine Months Ended December 31, 2016	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2016 and 2015	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$131,133	$160,31
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	4,500	-

Total Assets	$135,633	$160,310

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,672,882	$1,699,257
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,713,164	1,739,539
Partners’ Deficit:
General Partner	(15,600)	(15,602)
Limited Partners (25,000 Partnership Units authorized; 15,302 Partnership Units issued and outstanding)	(1,561,931)	(1,563,627)

Total Partners’ Deficit	(1,577,531)	(1,579,229)

Total Liabilities and Partners’ Deficit	$135,633	$160,310

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2016 and 2015
 (Unaudited)

	2016		2015
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income:
Reporting fees	$-	$25,568	$-	$24,220
Total operating income	-	25,568	-	24,220
Operating expenses:
Asset management fees (Note 3)	25,750	77,250	25,750	82,362
Legal and accounting fees	2,600	26,382	1,200	29,150
Other	1,897	6,969	2,522	11,554

Total operating expenses	30,247	110,601	29,472	123,066

Loss from operations	(30,247)	(85,033)	(29,472)	(98,846)
Gain on sale of Local Limited
Partnerships (Note 2)	86,700	86,700	-	188,845

Interest income	10	31	12	29

Net income (loss)	$56,463	$1,698	$(29,460)	$90,028

Net income (loss) allocated to:
General Partner	$56	$2	$(29)	$90

Limited Partners	$56,407	$1,696	$(29,431)	$89,938

Net income (loss) per Partnership Unit	$4	$-	$(2)	$6

Outstanding weighted Partnership Units	15,302	15,302	15,302	15,302

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Nine Months Ended December 31, 2016
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2016	$(15,602)	$(1,563,627)	$(1,579,229)

Net income	2	1,696	1,698

Partners’ deficit at December 31, 2016	$(15,600)	$(1,561,931)	$(1,577,531)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$1,698	$90,028
Adjustments to reconcile net income to net cash used in operating activities: Increase in other assets	(4,500)	-
Gain on sale of Local Limited Partnerships	(86,700)	(188,845)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(26,375)	39,312
Net cash used in operating activities	(115,877)	(59,505)
Cash flows from investing activities: Net proceeds from sale of Local Limited Partnerships	86,700	188,845
Net cash provided by investing activities	86,700	188,845
Net increase (decrease) in cash and cash equivalents	(29,177)	129,340

Cash and cash equivalents, beginning of period	160,310	28,458

Cash and cash equivalents, end of period	$131,133	$157,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2016 and March 31, 2016, 15,302 units of the Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2016
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
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2018.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Three of the Housing Complexes has completed their 15-year Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2016.

As of March 31, 2016, the Partnership sold its Local Limited Partnership interests in Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), and Calico Terrace Limited Partnership (“Calico Terrace”). The Compliance Period for Mendota, Preservation, and Calico Terrace expired in 2016, 2016, and 2017, respectively. The respective purchasers have guaranteed that the LLP will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended December 31, 2016, the Partnership sold its Local Limited Partnership interest in McPherson Housing Associates, L.P. (“McPherson”). McPherson was appraised for $2,245,000 and had a mortgage balance of 1,639,647 as of December 31, 2015. The Partnership received $90,000 in cash proceeds, of which $85,000 was used to pay accrued asset management fees and $5,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $3,300 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $86,700 was recorded during the period. The Compliance Period for McPherson has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

As of December 31, 2016, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/15	Appraisal Value Estimated Sales Price	Estimated Sale Expenses
Byhalia Estates, L.P.	$632,725	$175,000*	$1,500
Parker Estates, L.P.	854,396	615,000*	1,500
Saw Mill Creek II LDHA, L.P.	980,655	780,000*	1,500
North Davison Partners 99, L.P.	556,135	480,000*	-

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
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of all periods presented, all investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2016 and March 31, 2016, the Partnership had $131,133 and $160,310 in cash equivalents, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2016
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
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2016 and March 31, 2016, the Partnership had limited partnership interests in 8 and 9 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one which owns three Housing Complexes, consisting of an aggregate of 277 and 349 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015
Revenues	$1,864,000	$1,889,000
Expenses:
Interest expense	288,000	309,000
Depreciation and amortization	499,000	528,000
Operating expenses	1,310,000	1,366,000
Total expenses	2,097,000	2,203,000

Net loss	$(233,000)	$(341,000)
Net loss allocable to the Partnership	$(233,000)	$(299,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended December 31, 2016
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $77,250 and $82,362 were incurred during the nine months ended December 31, 2016 and 2015, respectively, of which $85,000 and $21,970 were paid during the nine months ended December 31, 2016 and 2015, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $59,776 and $79,908 during the nine months ended December 31, 2016 and 2015, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2016	March 31, 2016

Asset management fee payable	$1,632,007	$1,639,757
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	40,875	59,500
Total	$1,672,882	$1,699,257

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both December 31, 2016 and March 31, 2016, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2016 and 2015, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2016 consisted of $131,000 in cash and cash equivalents and $5,000 in other assets. Liabilities at December 31, 2016 consisted of $1,673,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015 The Partnership's net income for the three months ended December 31, 2016 was $56,000, reflecting an increase of $85,000 from the net loss of $29,000 for the three months ended December 31, 2015. The change was primarily due to the gain on sale of Local Limited Partnerships of $87,000 during the three months ended December 31, 2016 compared to no gain on sale of Local Limited Partnerships for the three months ended December 31, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Legal and accounting fees increased by $1,000 during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to the timing of the work performed. Other expenses decreased by $1,000 during the three months ended December 31, 2016 mainly due to a decrease in outsourcing of data input and site inspections of the Local Limited Partnerships.

Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015 The Partnership's net income for the nine months ended December 31, 2016 was $2,000, reflecting a decrease of $88,000 from the net income of $90,000 for the nine months ended December 31, 2015. The change was largely due to the $87,000 gain on sale of Local Limited Partnerships during the nine months ended December 31, 2016 compared to the $189,000 gain on sale of Local Limited Partnerships for the nine months ended December 31, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership’s asset management fees decreased by $5,000 during the nine months ended December 31, 2016. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees decreased by $3,000 for the nine months ended December 31, 2016 due to the timing of the work performed. Other expenses decreased by $5,000 during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 mainly due to a decrease in outsourcing of data input and site inspection of the Local Limited Partnerships. Reporting fees increased by $1,000 during the nine months ended December 31, 2016. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015 The net decrease in cash and cash equivalents for the nine months ended December 31, 2016 was $29,000 compared to the net increase in cash and cash equivalents of $129,000 for the nine months ended December 31, 2015. The Partnership received $87,000 of disposition proceeds from the sale of one Local Limited Partnership during the nine months ended December 31, 2016 compared to $189,000 of disposition proceeds from the sale of four Local Limited Partnerships during the nine months ended December 31, 2015. Proceeds received from disposition vary from period to period, as discussed above. The Partnership paid $85,000 in accrued asset management fees and $60,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2016 compared to $22,000 and $80,000, respectively, paid during the nine months ended December 31, 2015. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $1,000 more in reporting fees during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2016, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $26,000 as compared to March 31, 2016. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2016 and 2015, (iii) the Statement of Partners’ Deficit for the nine months ended December 31, 2016, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: February 8, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 2017