Form 10-K
period 2017-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2017-06-23
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities ActYes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ⌧ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ⌧ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ⌧

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2017 and 2016, a total of 15,289 and 15,302 Partnership Units remain outstanding, respectively.

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

The Partnership invested in thirteen Local Limited Partnerships, six of which have been sold or otherwise disposed of as of March 31, 2017. Each of these Local Limited Partnerships owns or owned a single Housing Complex with the exception of one Local Limited Partnership which owned three Housing Complexes, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
505 West Main Limited Partnership	2013	2017
Harbor Pointe, L.P.	2014	2018
North Davison Partners 99 Limited Partnership	2013	2017
Oakview Terrace Townhomes Limited Partnership	2013	2017
Parker Estates, L.P.	2012	2016
Saw Mill Creek II Limited Dividend Housing Association L.P.	2012	2016
Selman Place, L.P.	2013	2017

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2017.

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

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in Byhalia Estates, L.P. (“Byhalia”) a Mississippi Limited Partnership. Byhalia was appraised for $175,000. The mortgage note balance was $619,832 as of December 31, 2016. The Partnership received $25,000 in cash proceeds, of which $23,000 was used to pay accrued asset management fees and $2,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,500 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $23,500 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in McPherson Housing Associates, L.P. (“McPherson”) a Kansas Limited Partnership. McPherson was appraised for $2,245,000. The mortgage note balance was $1,593,251 as of December 31, 2016. The Partnership received $90,000 in cash proceeds, of which $85,000 was used to pay accrued asset management fees and $5,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $5,626 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $84,374 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

As of March 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/16	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
Harbor Pointe, L.P.	$1,965,368	$1,190,000	$45,000	6/30/2017	-
Selman Place, L.P.	2,201,010	725,000	31,200	6/30/2017	-
Saw Mill Creek II LDHA, L.P.	980,655	780,000	*	*	$1,500
North Davison Partners 99, L.P.	556,135	480,000	*	*	600

* Estimated sale price, expenses and close date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

Subsequent to March 31, 2017, the Partnership sold its Local Limited Partnership interest in Parker Estates, L.P. (“Parker”). Parker was appraised for $615,000. The mortgage note balance was $836,452 as of December 31, 2016. The Partnership received $32,000 in cash proceeds which was used to pay accrued asset management fees. The Partnership also incurred $1,500 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $30,500 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS for the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

For each of the years ended March 31, 2017, 2016, and 2015, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For each of the years ended March 31, 2017, 2016, and 2015, impairment loss related to investments in Local Limited Partnerships was $0.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by $(10,000), $86,000, and $143,000, for the years ended March 31, 2017, 2016, and 2015, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $79,590 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the nine Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2017		As of December 31, 2016
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,402,000

Byhalia Estates, L.P. (2)	Byhalia, Mississippi	SEMC, Inc.	N/A	N/A	25	318,000	620,000

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	1,869,000	1,869,000	56	2,491,000	1,965,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	537,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,383,000

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2017		As of December 31, 2016
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Parker Estates, L.P., a Mississippi Limited Partnership (3)	Sunflower, Mississippi	SEMC, Inc	274,000	274,000	32	400,000	836,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	343,000	24	539,000	956,000

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	1,679,000	1,679,000	56	2,239,000	2,201,000

			$6,488,000	$6,488,000	277	$9,335,000	$9,900,000

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

(2)
The Local Limited Partnership was disposed of subsequent to December 31, 2016, but prior to March 31, 2017.

(3)
The Local Limited Partnership was disposed of subsequent to March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 9

	For the Year Ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$578,000	$23,000	40.84%

Byhalia Estates, L.P. (1)	175,000	(48,000)	99.98%

Harbor Pointe, L.P.	269,000	(51,000)	99.97%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	183,000	(28,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	206,000	(62,000)	99.98%

Parker Estates, L.P., a Mississippi Limited Partnership (2)	222,000	(32,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership	156,000	(7,000)	99.98%

Selman Place, LP	254,000	(124,000)	99.97%

	$2,043,000	$(329,000)

(1) The Local Limited Partnership was sold subsequent to December 31, 2016, but prior to March 31, 2017.

(2) The Local Limited Partnership was disposed of subsequent to March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 9

Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2016	2015	2014	2013	2012

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	98%	100%	90%	93%	98%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	96%	96%	100%	100%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	N/A	N/A	97%	93%	97%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	98%	98%	98%	98%	100%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	N/A	92%	100%	96%	97%

Mendota I, L.P. an Illinois Limited Partnership	Tifton, Georgia	BC Holdings, LLC	N/A	N/A	99%	92%	92%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	90%	100%	95%	95%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	100%	100%	100%	71%	100%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	97%	94%	94%	100%	100%

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	N/A	N/A	91%	88%	94%

Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	88%	83%	92%	83%	83%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	100%	98%	98%	100%	96%

Villas of Palm L.P.	Coon Rapids, Minnesota	Carolina Corporation	N/A	N/A	100%	100%	100%

		Weighted average	97%	95%	97%	94%	96%

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

b)
At March 31, 2017, there were 824 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2017.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2017	2016	2015	2014	2013

ASSETS
Cash and cash equivalents	$137,071	$160,310	$28,458	$50,173	$45,914

Investments in Local Limited Partnerships, net	-	-	-	-	225,686

Other assets	3,900	-	-	-	-

Total Assets	$140,971	$160,310	$28,458	$50,173	$271,600

LIABILITIES
Payables to Local Limited Partnerships	$40,282	$40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,678,914	1,699,257	1,627,724	1,478,031	1,303,623

Total Liabilities	1,719,196	1,739,539	1,668,006	1,518,313	1,343,905

PARTNERS' EQUITY (DEFICIT)	(1,578,225)	(1,579,229)	(1,639,548)	(1,468,140)	(1,072,305)

Total Liabilities andPartners’ Equity (Deficit)	$140,971	$160,310	$28,458	$50,173	$271,600

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2017	2016	2015	2014	2013

Loss from operations (Note 1)	$(106,910)	$(128,567)	$(171,418)	$(316,397)	$(888,336)
Equity in losses of Local Limited Partnerships	-	-	-	(79,448)	(301,658)
Gain on sale of Local Limited Partnerships	107,874	188,845	-	-	-
Interest income	40	41	10	10	16
Net income (loss)	$1,004	$60,319	$(171,408)	$(395,835)	$(1,189,978)

Net income (loss) allocated to:
General Partner	$1	$60	$(171)	$(396)	$(1,190)

Limited Partners	$1,003	$60,259	$(171,237)	$(395,439)	$(1,188,788)

Net income (loss) per Partnership Unit	$0.07	$3.94	$(11.19)	$(25.83)	$(77.57)

Outstanding weighted Partnership Units	15,289	15,302	15,302	15,312	15,325

Note 1 - Loss from operations for the years ended March 31, 2017, 2016, 2015, 2014, and 2013, include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $146,238, and $714,702, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2017	2016	2015	2014	2013

Net cash provided by (used in):

Operating activities	$(131,113)	$(56,993)	$(21,715)	$4,259	$(5,670)
Investing activities	107,874	188,845	-	-	6,004

Net change in cash	(23,239)	131,852	(21,715)	4,259	334

Cash, beginning of year	160,310	28,458	50,173	45,914	45,580

Cash, end of year	$137,071	$160,310	$28,458	$50,173	$45,914

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2016	2015	2014	2013	2012

Federal	$-	$-	$2	$26	$76
State	-	-	-	-	-

Total	$-	$-	$2	$26	$76

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

Financial Condition

The Partnership’s assets at March 31, 2017 consisted of $137,000 in cash and cash equivalents and $4,000 in other assets. Liabilities at March 31, 2017 consisted of $1,679,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below) and payables to Local Limited Partnerships of $40,000.

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The Partnership’s net income for the year ended March 31, 2017 was $1,000 reflecting a decrease of $59,000 from the net income experienced for the year ended March 31, 2016 of $60,000. The change was largely due to gain on sale of Local Limited Partnerships of $108,000 during the year ended March 31, 2017 compared to gain on sale of Local Limited Partnerships of $189,000 for the year ended March 31, 2016. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Reporting fees decreased by $14,000, and distribution income increased by $16,000 for the year ended March 31, 2017 compared to the year ended March 31, 2016. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $2,000 for the year ended March 31, 2017 due to the timing of the accounting work performed. Asset management fees decreased by $10,000 during the year ended March 31, 2017 compared to the year ended March 31, 2016. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

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

Liquidity and Capital Resources

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The net decrease in cash during the year ended March 31, 2017 was $23,000 compared to a net increase in cash of $132,000 for the year ended March 31, 2016. The Partnership received $108,000 of disposition proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2017 compared to $189,000 of disposition proceeds received during the year ended March 31, 2016. Proceeds received from disposition vary from period to period depending on the sales prices and the values of the Housing Complexes sold. During the year ended March 31, 2017, the Partnership paid the General Partner or an affiliate $60,000 for operating expenses paid on its behalf and $108,000 in accrued asset management fees compared to $80,000 and $22,000 paid during the year ended March 31, 2016. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership also received $14,000 less in reporting fees and $16,000 more in distribution income for the year ended March 31, 2017 compared to the year ended March 31, 2016 as discussed above.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total

Asset management fees(1)	$1,758,502	$73,168	$73,168	$73,168	$73,168	$2,926,720	$4,977,894
Payables to Local Limited Partnership	40,282	-	-	-	-	-	40,282
Total contractual cash obligations	$1,798,784	$73,168	$73,168	$73,168	$73,168	$2,926,720	$5,018,176

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2017 until December 31, 2062. Amounts due to the General Partner as of March 31, 2017 have been included in the 2018 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Date

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the "Partnership") as of March 31, 2017 and 2016, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2017. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 9 as of March 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2017 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of the Partnership's management. Our audit procedures included determining whether this schedule reconciles to the basic financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in this schedule. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick, LLP.

Bethesda, Maryland
June 23, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2017	2016
ASSETS
Cash and cash equivalents	$137,071	$160,310
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	3,900	-
Total Assets	$140,971	$160,310

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,678,914	1,699,257

Total Liabilities	1,719,196	1,739,539

Partners’ Deficit
General Partner	(15,601)	(15,602)
Limited Partners (25,000 Partnership Units authorized; 15,289 and 15,302, respectively, Partnership Units issued and outstanding)	(1,562,624)	(1,563,627)

Total Partners’ Deficit	(1,578,225)	(1,579,229)

Total Liabilities and Partners’ Deficit	$140,971	$160,310

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016	2015

Operating income:
Reporting fees	$13,221	$26,720	$18,275
Distribution income	16,275	-	-
Total operating income	29,496	26,720	18,275
Operating expenses:
Asset management fees (Note 3)	98,350	108,112	143,000
Accounting and legal fees	28,477	30,350	26,850
Other	9,579	16,825	19,843

Total operating expenses	136,406	155,287	189,693

Loss from operations	(106,910)	(128,567)	(171,418)
Gain on sale of Local Limited Partnerships	107,874	188,845	-
Interest income	40	41	10

Net income (loss)	$1,004	$60,319	$(171,408)

Net income (loss) allocated to:
General Partner	$1	$60	$(171)
Limited Partners	$1,003	$60,259	$(171,237)

Net income (loss) per Partnership Unit	$0.07	$3.94	$(11.19)

Outstanding weighted Partnership Units	15,289	15,302	15,302

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Years Ended March 31, 2017, 2016, and 2015

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2014	$(15,491)	$(1,452,649)	$(1,468,140)

Net loss	(171)	(171,237)	(171,408)

Partners’ deficit at March 31, 2015	(15,662)	(1,623,886)	(1,639,548)

Net income	60	60,259	60,319

Partners’ deficit at March 31, 2016	(15,602)	(1,563,627)	(1,579,229)

Net income	1	1,003	1,004

Partners’ deficit at March 31, 2017	$(15,601)	$(1,562,624)	$(1,578,225)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2017	2016	2015

Cash flows from operating activities: Net income (loss)	$1,004	$60,319	$(171,408)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	(3,900)	-	-
Gain on sale of Local Limited Partnerships	(107,874)	(188,845)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(20,343)	71,533	149,693

Net cash used in operating activities	(131,113)	(56,993)	(21,715)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	107,874	188,845	-

Net cash provided by investing activities	107,874	188,845	-

Net increase (decrease) in cash and cash equivalents	(23,239)	131,852	(21,715)

Cash and cash equivalents, beginning of year	160,310	28,458	50,173

Cash and cash equivalents, end of year	$137,071	$160,310	$28,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, being accepted. As of March 31, 2017 and 2016, respectively, 15,289 and 15,302 Partnership Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Four of the remaining Housing Complexes have completed their Compliance Period as of March 31, 2017.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2017.

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

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in Byhalia Estates, L.P. (“Byhalia”) a Mississippi Limited Partnership. Byhalia was appraised for $175,000. The mortgage note balance was $619,832 as of December 31, 2016. The Partnership received $25,000 in cash proceeds, of which $23,000 was used to pay accrued asset management fees and $2,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $1,500 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $23,500 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in McPherson Housing Associates, L.P. (“McPherson”) a Kansas Limited Partnership. McPherson was appraised for $2,245,000. The mortgage note balance was $1,593,251 as of December 31, 2016. The Partnership received $90,000 in cash proceeds, of which $85,000 was used to pay accrued asset management fees and $5,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $5,626 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $84,374 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Mendota I, L.P. (“Mendota”) an Illinois Limited Partnership, which includes three Housing Complexes. The three Housing Complexes were appraised for a total of $2,140,000. The mortgage note balance was $2,493,059 as of December 31, 2014. The Partnership received $60,000 in cash proceeds, of which $12,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $48,000 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $9,950 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $50,050 was

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

recorded during the period. The Compliance Period for Mendota expired December 31, 2016; therefore there is no risk of recapture to the investors of the Partnership.

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

As of March 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/16	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
Harbor Pointe, L.P.	$1,965,368	$1,190,000	$45,000	6/30/2017	-
Selman Place, L.P.	2,201,010	725,000	31,200	6/30/2017	-
Saw Mill Creek II LDHA, L.P.	980,655	780,000	*	*	$1,500
North Davison Partners 99, L.P.	556,135	480,000	*	*	600

* Estimated sale price, expenses and close date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

Subsequent to March 31, 2017, the Partnership sold its Local Limited Partnership interest in Parker Estates, L.P. (“Parker”). Parker was appraised for $615,000. The mortgage note balance was $836,452 as of December 31, 2016. The Partnership received $32,000 in cash proceeds which was used to pay accrued asset management fees. The Partnership also incurred $1,500 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership’s investment balance is zero; therefore a gain of $30,500 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture.

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

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2017 and 2016, all of the investment balances in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2017 and 2016, respectively, the Partnership had $137,071 and $160,310 in cash and cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2017 and 2016, the Partnership owned interests in 7 and 9 Local Limited Partnerships, respectively, each of which owns or owned one Housing Complex, consisting of an aggregate of 252 and 349 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2017 and 2016 are approximately $1,474,000 and $2,199,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

As of March 31, 2017 and 2016 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2017, 2016, and 2015 amounting to approximately $329,000, $326,000, and $608,000, respectively, have not been recognized. As of March 31, 2017, the aggregate share of net losses not recognized by the Partnership amounted to approximately $1,269,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS
	2016	2015
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2016 and 2015 of $8,617,000 and $9,679,000, respectively)	$10,481,000	$13,135,000
Land	1,452,000	1,652,000
Other assets	1,838,000	1,880,000
Total assets	$13,771,000	$16,667,000
LIABILITIES
Mortgage payable	$9,900,000	$11,705,000
Due to affiliates	280,000	524,000
Other liabilities	268,000	336,000

Total liabilities	10,448,000	12,565,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	1,474,000	2,199,000
Other partners	1,849,000	1,903,000
Total partners’ equity	3,323,000	4,102,000
Total liabilities and partners’equity	$13,771,000	$16,667,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015	2014

Revenues	$2,226,000	$2,654,000	$3,572,000

Expenses:
Operating expenses	1,598,000	1,857,000	2,571,000
Interest expense	369,000	421,000	585,000
Depreciation and amortization	588,000	702,000	1,045,000

Total expenses	2,555,000	2,980,000	4,201,000

Net loss	$(329,000)	$(326,000)	$(629,000)

Net loss allocable to the Partnership	$(329,000)	$(326,000)	$(608,000)

Net loss recorded by the Partnership	$-	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $98,350, $108,112, and $143,000 were incurred during the years ended March 31, 2017, 2016, and 2015, respectively, and $108,000, $21,970, and $0 was paid during the years ended March 31, 2017, 2016, and 2015, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $59,776, $79,908, and $40,000, during the years ended March 31, 2017, 2016, and 2015, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2017, 2016, and 2015

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2017	2016

Asset management fee payable	$1,630,107	$1,639,757
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	48,807	59,500

Total	$1,678,914	$1,699,257

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2018.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2017

Income	$2,000	$24,000	$-	3,000

Operating expenses	(31,000)	(49,000)	(30,000)	(26,000)

Loss from operations	(29,000)	(25,000)	(30,000)	(23,000)

Gain on sale of Local Limited Partnerships	-	-	87,000	21,000

Net income (loss)	(29,000)	(25,000)	57,000	(2,000)

Net income (loss) available to Limited Partners	(29,000)	(25,000)	56,000	(2,000)

Net income (loss) per Partnership Unit	(2)	(2)	4	-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2016, 2015, and 2014

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2016

Income	$4,000	$20,000	$-	$3,000

Operating expenses	(37,000)	(56,000)	(29,000)	(34,000)

Loss from operations	(33,000)	(36,000)	(29,000)	(31,000)

Gain on sale of Local Limited Partnerships	192,000	(3,000)	-	-

Net loss	159,000	(39,000)	(29,000)	(31,000)

Net loss available to Limited Partners	159,000	(39,000)	(29,000)	(31,000)

Net loss per Partnership Unit	10	(3)	(2)	(2)

	June 30	September 30	December 31	March 31
2015

Income	$10,000	$1,000	$5,000	$2,000

Operating expenses and loss	(39,000)	(68,000)	(41,000)	(41,000)

Loss from operations	(29,000)	(67,000)	(36,000)	(39,000)

Net loss	(29,000)	(67,000)	(36,000)	(39,000)

Net loss available to Limited Partners	(29,000)	(67,000)	(36,000)	(39,000)

Net loss per Partnership Unit	(2)	(4)	(2)	(3)

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2017 and 2016, $40,282 remains payable to the Local Limited Partnerships.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2017. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2017.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Accounting and Finance and Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Syndications

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

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

Anil Advani is Senior Vice President – Syndications of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $98,350, $108,112, and $143,000 were incurred during the years ended March 31, 2017, 2016, and 2015, respectively, and $108,000, $21,970, and $0 was paid during the years ended March 31, 2017, 2016, and 2015, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $48,807, $59,500, and $74,109 for the years ended March 31, 2017, 2016, and 2015, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $59,776, $79,908, and $40,000, during the years ended March 31, 2017, 2016, and 2015, respectively.

 (c) Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0, $0, and $23 for the years ended December 31, 2016, 2015, and 2014. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2017, 2016, and 2015. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2017, 2016, and 2015.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2017	2016
Audit Fees	$24,150	$26,350
Audit-related Fees
Tax Fees	4,000	4,000
All Other Fees
TOTAL	$28,150	$30,350

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2017 and 2016
Statements of Operations for the years ended March 31, 2017, 2016, and 2015
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016, and 2015
Statements of Cash Flows for the years ended March 31, 2017, 2016, and 2015
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2017 and 2016, (ii) the Statements of Operations for the years ended March 31, 2017, 2016, and 2015, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016, and 2015, (iv) the Statements of Cash Flows for the years ended March 31, 2017, 2016, and 2015 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

		As of March 31, 2017			Initial Cost to Partnership		As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$264,000	$1,402,000	$75,000	$4,161,000	$1,648,000	$2,588,000

Byhalia Estates, L.P. (1)	Byhalia, Mississippi	0	0	24,000	943,000	-	620,000	24,000	943,000	504,000	463,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	5,000	1,965,000	827,000	3,487,000	1,797,000	2,517,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	537,000	40,000	1,171,000	444,000	767,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	4,000	1,383,000	106,000	2,424,000	1,011,000	1,519,000

Parker Estates, L.P. (2)	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	836,000	29,000	1,346,000	716,000	659,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	956,000	50,000	1,553,000	655,000	948,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,201,000	301,000	4,013,000	1,842,000	2,472,000

		$6,488,000	$6,448,000	$1,442,000	$18,758,000	$350,000	$9,900,000	$1,452000	$19,098,000	$8,614,000	$11,933,000

(1)
The Local Limited Partnership was disposed of subsequent to December 31, 2016, but prior to March 31, 2017

(2)
The Local Limited Partnership was disposed of subsequent to March 31, 2017

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

	For the Year Ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$578,000	$23,000	2002	Completed	40

Byhalia Estates, L.P. (1)	175,000	(48,000)	2002	Completed	40

Harbor Pointe, L.P.	269,000	(51,000)	2001	Completed	40

North Davison Partners 99 L.P.	183,000	(28,000)	2002	Completed	40

Oakview Terrace Townhomes L.P.	206,000	(62,000)	2002	Completed	30

Parker Estates, L.P. (2)	222,000	(32,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	156,000	(7,000)	2002	Completed	27.5

Selman Place, LP	254,000	(124,000)	2001	Completed	40
	$2,043,000	$(329,000)

(1) The Local Limited Partnership was sold subsequent to December 31, 2016, but prior to March 31, 2017.

(2) The Local Limited Partnership was disposed of subsequent to March 31, 2017.

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

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership				As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$264,000	$1,501,000	$75,000	$4,140,000	$1,392,000	$2,823,000

Byhalia Estates, L.P.	Byhalia, Mississippi	219,000	219,000	24,000	943,000	-	645,000	24,000	943,000	435,000	532,000

Calico Terrace Limited Partnership	Calico Rock, Arkansas	452,000	452,000	13,000	1,818,000	125,000	1,315,000	13,000	1,943,000	610,000	1,346,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	4,000	1,992,000	827,000	3,486,000	1,563,000	2,750,000

McPherson Housing Associates Limited Partnership	McPherson, Kansas	1,770,000	1,770,000	200,000	3,731,000	-	1,683,000	200,000	3,731,000	1,539,000	2,392,000

Mendota I, L.P. an Illinois Limited Partnership	Morris, Illinois and Mendota, Illinois and Plano, Illinois	1,691,000	1,691,000	120,000	4,386,000	558,000	2,493,000	120,000	4,944,000	1,852,000	3,212,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	574,000	40,000	1,171,000	370,000	841,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	-	1,403,000	106,000	2,420,000	883,000	1,643,000

Parker Estates, L.P.	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	870,000	29,000	1,335,000	619,000	745,000

Preservation Partners III L.P.	Monmouth, Illinois	579,000	579,000	29,000	1,344,000	122,000	689,000	29,000	1,466,000	681,000	814,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	1,004,000	50,000	1,545,000	578,000	1,017,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,227,000	301,000	4,013,000	1,603,000	2,711,000

Villas of Palm L.P.	Coon Rapids, Minnesota	242,000	242,000	47,000	1,699,000	38,000	520,000	47,000	$1,737,000	$1,151,000	$633,000

		$11,441,000	$11,401,000	$1,851,000	$31,736,000	$1,148,000	$16,916,000	$1,861,000	$32,874,000	$13,276,000	$21,459,000

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$491,000	$(35,000)	2002	Completed	40

Byhalia Estates, L.P.	177,000	(56,000)	2002	Completed	40

Calico Terrace Limited Partnership	172,000	(1,000)	2002	Completed	25

Harbor Pointe, L.P.	262,000	(74,000)	2001	Completed	40

McPherson Housing Associates Limited Partnership	465,000	(30,000)	2002	Completed	40

Mendota I, L.P. an Illinois Limited Partnership	522,000	(122,000)	2002	Completed	40

North Davison Partners 99 L.P.	179,000	(24,000)	2002	Completed	30

Oakview Terrace Townhomes L.P.	202,000	(40,000)	2002	Completed	40

Parker Estates, L.P.	226,000	(20,000)	2002	Completed	40

Preservation Partners III L.P.	144,000	(72,000)	2002	Completed	40

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	144,000	(24,000)	2002	Completed	27.5

Selman Place, LP	253,000	(115,000)	2001	Completed	40

Villas of Palm L.P.	190,000	(16,000)	2004	Completed	30

	$3,427,000	$(629,000)

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

Date: June 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:
June 23, 2017

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:
June 23, 2017

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:
June 23, 2017

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:
June 23, 2017