Form 10-Q
period 2017-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2017-11-16
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(714) 662-5565
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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended September 30, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$88,094	$137,071
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,200	3,900

Total Assets	$89,294	$140,971

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,558,933	$1,678,914
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,599,215	1,719,196
Partners’ Deficit:
General Partner	(15,533)	(15,601)
Limited Partners (25,000 Partnership Units authorized;
15,255 and 15,289 Partnership Units issued and outstanding, respectively.)	(1,494,388)	(1,562,624)

Total Partners’ Deficit	(1,509,921)	(1,578,225)

Total Liabilities and Partners’ Deficit	$89,294	$140,971
	September 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$88,094	$137,071
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,200	3,900

Total Assets	$89,294	$140,971

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,558,933	$1,678,914
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,599,215	1,719,196
Partners’ Deficit:
General Partner	(15,533)	(15,601)
Limited Partners (25,000 Partnership Units authorized;
15,255 and 15,289 Partnership Units issued and outstanding, respectively.)	(1,494,388)	(1,562,624)

Total Partners’ Deficit	(1,509,921)	(1,578,225)

Total Liabilities and Partners’ Deficit	$89,294	$140,971

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2017 and 2016

	2017		2016
	Three	Six	Three	Six
	Months	Months	Months	Months
Operating income:
Reporting fees	$2,001	$3,270	$7,753	$9, 466
Distribution income	4,666	9,264	16,102	16,102
Total operating income	6,667	12,534	23,855	25,568

Operating expenses:
Asset management fees (Note 3)	8,198	27,025	25,750	51,500
Legal and accounting fees	6,950	8,100	19,750	23,782
Write off of other assets	1,500	1,500	-	-
Other	3,646	7,669	3,721	5,072

Total operating expenses	20,294	44,294	49,221	80,354

Loss from operations	(13,627)	(31,760)	(25,366)	(54,786)

Gain on sale of Local Limited Partnerships	-	100,052	-	-

Interest income	4	12	9	21

Net income (loss)	$(13,623)	$68,304	$(25,357)	$(54,765)

Net income (loss) allocated to:
General Partner	$(14)	$68	$(25)	$(55)

Limited Partners	$(13,609)	$68,236	$(25,332)	$(54,710)

Net income (loss) per Partnership Unit	$(1)	$4	$(2)	$(4)

Outstanding weighted Partnership Units	15,255	15,255	15,302	15,302

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Six Months Ended September 30, 2017
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2017	$(15,601)	$(1,562,624)	$(1,578,225)

Net income	68	68,236	68,304

Partners’ deficit at September 30, 2017	$(15,533)	$(1,494,388)	$(1,509,921)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2017 and 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$68,304	$(54,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease (increase) in other assets	2,700	(7,800)
Gain on sale of Local Limited Partnerships	(100,052)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(119,981)	28,378
Net cash used in operating activities	(149,029)	(34,187)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	100,052	-

Net cash provided by investing activities	100,052	-

Net decrease in cash and cash equivalents	(48,977)	(34,187)

Cash and cash equivalents, beginning of period	137,071	160,310

Cash and cash equivalents, end of period	$88,094	$126,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2017 and March 31, 2017, a total of 15,255 and 15,289 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2017
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
For the Quarterly Period Ended September 30, 2017
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2017.

As of March 31, 2017, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), and McPherson Housing Associates, L.P. (“McPherson”). The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that Calico Terrace will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership. The Compliace Periods for the other sold Local Limited Partnerships have been completed, therefore, there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended September 30, 2017, the Partnership sold its Local Limited Partnership interest in Parker Estates, L.P. (“Parker Estates”). Parker Estates was appraised for $615,000 and had a mortgage balance of $836,452 as of December 31, 2016. The Partnership received $32,000 in cash proceeds which was used to pay accrued asset management fees. The Partnership incurred $2,850 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $29,150 was recorded during the period. The Compliance Period for Parker Estates has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

During the six months ended September 30, 2017, the Partnership sold its Local Limited Partnership interest in Harbor Pointe, L.P (“Harbor Pointe”). Harbor Pointe was appraised for $1,190,000 and had a mortgage balance of $1,965,368 as of December 31, 2016. The Partnership received $45,000 in cash proceeds, of which $43,500 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,648 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $42,352 was recorded during the period. The Compliance Period for Harbor Pointe expires in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the six months ended September 30, 2017, the Partnership sold its Local Limited Partnership interest in Selman Place, L.P. (“Selman Place”). Selman Place was appraised for $725,000 and had a mortgage balance of $2,201,010 as of December 31, 2016. The Partnership received $31,200 in cash proceeds, of which $29,700 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,650 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $28,550 was recorded during the period. The Compliance Period for Selman Place expires in 2017. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

As of September 30, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/16	Appraisal Value Estimated Sales Price	EstimatedSales Dates	Estimated Sale Expenses
505 West Main, L.P.	$1,401,958	$1,100,000*	*	$450
North Davison Partners 99, L.P.	536,590	480,000*	*	750
Saw Mill Creek II LDHA, L.P.	955,975	780,000*	*	-

* Estimated sales price and sales date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

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
For the Quarterly Period Ended September 30, 2017
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Period Ended September 30, 2017
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2017 and March 31, 2017, respectively, the Partnership had $88,094 and $137,071 in cash and cash equivalents.

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
For the Quarterly Period Ended September 30, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU  2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2017
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2017 and March 31, 2017, the Partnership owned limited partnership interests in 4 and 7 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 108 and 252 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016
Revenues	$608,000	$1,328,000
Expenses:
Interest expense	106,000	211,000
Depreciation and amortization	133,000	351,000
Operating expenses	406,000	929,000
Total expenses	645,000	1,491,000

Net loss	$(37,000)	$(163,000)
Net loss allocable to the Partnership	$(37,000)	$(162,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended September 30, 2017
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $27,025 and $51,500 were incurred during the six months ended September 30, 2017 and 2016, respectively, of which $112,200 and $0 were paid during the six months ended September 30, 2017 and 2016, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements paid were $57,523 and $59,776 during the six months ended September 30, 2017 and 2016, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2017	March 31, 2017

Asset management fee payable	$1,544,932	$1,630,107
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	14,001	48,807
Total	$1,558,933	$1,678,914

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both September 30, 2017 and March 31, 2017, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks. The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2017 and 2016 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2017 consisted of $88,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at September 30, 2017 consisted of $1,559,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 The Partnership's net loss for the three months ended September 30, 2017 was $14,000, reflecting a decrease of approximately $11,000 from the net loss of $25,000 for the three months ended September 30, 2016. For the three months ended September 30, 2017, asset management fees decreased by $18,000 compared to the three months ended September 30, 2016. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. During the three months ended September 30, 2017, legal and accounting fees decreased by $13,000 due to timing of the work performed. Write-off of other assets increased by $2,000 for the three months ended September 30, 2017. Capitalized cost from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Reporting fees decreased by $6,000, and distribution income decreased by $11,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016 The Partnership's net income for the six months ended September 30, 2017 was $68,000, reflecting an increase of approximately $123,000 from the net loss of $55,000 for the six months ended September 30, 2016. The increase was mainly due to $100,000 in gain on sale of Local Limited Partnerships during the six months ended September 30, 2017 compared to no gain on sale of Local Limited Partnerships during the six months ended September 30, 2016. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the six months ended September 30, 2017, asset management fees decreased by $24,000 compared to the six months ended September 30, 2016. These fees are calculated

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decreased, thereby decreasing the asset management fees that are incurred. Legal and accounting fees decreased by $16,000 due to timing of the work performed. Write-off of other assets increased by $2,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, as discussed above. Other expenses increased by $3,000 for the six months ended September 30, 2017, mainly due to the increase in outsourcing of data input and site inspection of the Local Limited Partnership. Reporting fees decreased by $6,000 and distribution income decreased by $7,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment

Capital Resources and Liquidity

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016 Net cash and cash equivalents used during the six months ended September 30, 2017 was $49,000, compared to net cash and cash equivalents used during the six months ended September 30, 2016 of $34,000. The Partnership paid $58,000 and $60,000 to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership during the six months ended September 30, 2017 and 2016, respectively. The Partnership made payments of $112,000 to the general partner for accrued asset management fees during the six months ended September 30, 2017 compared to no payments made during the six months ended September 30, 2016. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $100,000 of disposition proceeds from the sale of three Local Limited Partnerships during the six months ended September 30, 2017 compared to no disposition proceeds received during the six months ended September 30, 2016. In addition, the Partnership received $13,000 less in reporting fees and distribution income during the six months ended September 30, 2017 compared to the six months ended September 30, 2016. The reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $120,000 as compared to March 31, 2017. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2018.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2017 and September 30, 2016, (iii) the Condensed Statement of Partners’ Deficit for the six months ended September 30, 2017 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: November 16, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2017