Form 10-Q
period 2017-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2018-02-14
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes X No__

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2017 and March 31, 2017	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2017 and 2016	4

	Condensed Statement of Partners' Deficit
	For the Nine Months Ended December 31, 2017	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2017 and 2016	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$88,100	$137,071
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	3,275	3,900

Total Assets	$91,375	$140,971

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,592,455	$1,678,914
Payables to Local Limited Partnerships (Note 4)	40,282	40,282

Total Liabilities	1,632,737	1,719,196
Partners’ Deficit:
General Partner	(15,564)	(15,601)
Limited Partners (25,000 Partnership Units authorized; 15,240 and 15,289 Partnership Units issued and outstanding, respectively)	(1,525,798)	(1,562,624)

Total Partners’ Deficit	(1,541,362)	(1,578,225)

Total Liabilities and Partners’ Deficit	$91,375	$140,971

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2017 and 2016
 (Unaudited)

	2017		2016
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income:
Reporting fees	$-	$3,270	$-	$25,568
Distribution income	-	9,264	-	-
Total operating income	-	12,534	-	25,568
Operating expenses:
Asset management fees (Note 3)	8,198	35,223	25,750	77,250
Legal and accounting fees	21,020	29,120	2,600	26,382
Write off of other assets	-	1,500	-	-
Other	2,229	9,898	1,897	6,969

Total operating expenses	31,447	75,741	30,247	110,601

Loss from operations	(31,447)	(63,207)	(30,247)	(85,033)
Gain on sale of Local Limited
Partnerships (Note 2)	-	100,052	86,700	86,700

Interest income	6	18	10	31

Net income (loss)	$(31,441)	$36,863	$56,463	$1,698

Net income (loss) allocated to:
General Partner	$(31)	$37	$56	$2

Limited Partners	$(31,410)	$36,826	$56,407	$1,696

Net income (loss) per Partnership Unit	$(2)	2	$4	$-

Outstanding weighted Partnership Units	15,240	15,240	15,302	15,302

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Nine Months Ended December 31, 2017
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2017	$(15,601)	$(1,562,624)	$(1,578,225)

Net income	37	36,826	36,863

Partners’ deficit at December 31, 2017	$(15,564)	$(1,525,798)	$(1,541,362)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2017 and 2016
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$36,863	$1,698
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets	625	(4,500)
Gain on sale of Local Limited Partnerships	(100,052)	(86,700)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(86,459)	(26,375)
Net cash used in operating activities	(149,023)	(115,877)
Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	100,052	86,700
Net cash provided by investing activities	100,052	86,700
Net decrease in cash and cash equivalents	(48,971)	(29,177)

Cash and cash equivalents, beginning of period	137,071	160,310

Cash and cash equivalents, end of period	$88,100	$131,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2017 and March 31, 2017, 15,240 and 15,289 units of the Partnership Units remain outstanding, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2017.

As of March 31, 2017, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), and McPherson Housing Associates, L.P. (“McPherson”). The Compliance Period for Calico Terrace expires in 2017. The respective purchasers have guaranteed that Calico Terrace will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership. The Compliance Periods for the other sold Local Limited Partnerships have been completed, therefore, there is no risk of recapture.

During the nine months ended December 31, 2017, the Partnership sold its Local Limited Partnership interest in Parker Estates, L.P. (“Parker Estates”). Parker Estates was appraised for $615,000 and had a mortgage balance of $836,452 as of December 31, 2016. The Partnership received $32,000 in cash proceeds which was used to pay accrued asset management fees. The Partnership incurred $2,850 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $29,150 was recorded during the period. The Compliance Period for Parker Estates has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended December 31, 2017, the Partnership sold its Local Limited Partnership interest in Harbor Pointe, L.P (“Harbor Pointe”). Harbor Pointe was appraised for $1,190,000 and had a mortgage balance of $1,965,368 as of December 31, 2016. The Partnership received $45,000 in cash proceeds, of which $43,500 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,648 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $42,352 was recorded during the period. The Compliance Period for Harbor Pointe expires in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

During the nine months ended December 31, 2017, the Partnership sold its Local Limited Partnership interest in Selman Place, L.P. (“Selman Place”). Selman Place was appraised for $725,000 and had a mortgage balance of $2,201,010 as of December 31, 2016. The Partnership received $31,200 in cash proceeds, of which $29,700 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,650 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $28,550 was recorded during the period. The Compliance Period for Selman Place expires in 2017. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

As of December 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/16	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
Saw Mill Creek II LDHA, L.P.	$955,975	$780,000	$1	01/01/2018	$575
505 West Main, L.P.	1,401,958	1,100,000	*	*	450
North Davison Partners 99, L.P.	536,590	480,000	*	*	750
Oakview Terrace Townhomes, L.P.	1,382,833	925,000	*	*	1,500

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
For the Quarterly Period Ended December 31, 2017
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Period Ended December 31, 2017
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2017 and March 31, 2017, the Partnership had $88,100 and $137,071 in cash equivalents, respectively.

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
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2017 and March 31, 2017, the Partnership had limited partnership interests in 4 and 7 Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one which owns three Housing Complexes, consisting of an aggregate of 108 and 252 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016
Revenues	$910,000	$1,864,000
Expenses:
Interest expense	159,000	288,000
Depreciation and amortization	199,000	499,000
Operating expenses	608,000	1,310,000
Total expenses	966,000	2,097,000

Net loss	$(56,000)	$(233,000)
Net loss allocable to the Partnership	$(56,000)	$(233,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended December 31, 2017
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $35,223 and $77,250 were incurred during the nine months ended December 31, 2017 and 2016, respectively, of which $112,200 and $85,000 were paid during the nine months ended December 31, 2017 and 2016, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $57,522 and $59,776 during the nine months ended December 31, 2017 and 2016, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2017	March 31, 2017

Asset management fee payable	$1,553,130	$1,630,107
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	39,325	48,807
Total	$1,592,455	$1,678,914

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships, amounting to $40,282 at both December 31, 2017 and March 31, 2017, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks. The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to December 31, 2017, the Partnership sold its Local Limited Partnership interest in Saw Mill Creek II LDHA, L.P. (“Saw Mill Creek”). Saw Mill Creek was appraised for $780,000 and had a mortgage balance of $955,975 as of December 31, 2016. The Partnership received $1 in cash proceeds and incurred $575 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a loss of $574 was recorded during the period. The Compliance Period for Parker Estates has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2017 and 2016, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2017 consisted of $88,000 in cash and cash equivalents and $3,000 in other assets. Liabilities at December 31, 2017 consisted of $1,592,000 of accrued fees and expenses due to General Partner and affiliates and $40,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016 The Partnership's net loss for the three months ended December 31, 2017 was $31,000, reflecting a decrease of $87,000 from the net income of $56,000 for the three months ended December 31, 2016. The change was primarily due to the gain on sale of Local Limited Partnerships of $87,000 during the three months ended December 31, 2016 compared to no gain on sale of Local Limited Partnerships for the three months ended December 31, 2017. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership’s asset management fees decreased by $18,000 during the three months ended December 31, 2017. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees increased by $18,000 during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to the timing of the work performed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2017 Compared to the Nine Months Ended December 31, 2016 The Partnership's net income for the nine months ended December 31, 2017 was $37,000, reflecting an increase of $35,000 from the net income of $2,000 for the nine months ended December 31, 2016. The change was largely due to the $100,000 gain on sale of Local Limited Partnerships during the nine months ended December 31, 2017 compared to the $87,000 gain on sale of Local Limited Partnerships for the nine months ended December 31, 2016. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership’s asset management fees decreased by $42,000 during the nine months ended December 31, 2017. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees increased by $3,000 for the nine months ended December 31, 2017 due to the timing of the work performed. Write off of other assets increased by $2,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $3,000 during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 mainly due to a decrease in outsourcing of data input and site inspection of the Local Limited Partnerships. The Partnership received $13,000 of reporting fees and distribution income for the nine months ended December 31, 2017 compared to $26,000 received during the nine months ended December 31, 2016. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016 The net decrease in cash and cash equivalents for the nine months ended December 31, 2017 was $49,000 compared to the net decrease in cash and cash equivalents of $29,000 for the nine months ended December 31, 2016. The Partnership received $100,000 of disposition proceeds from the sale of three Local Limited Partnerships during the nine months ended December 31, 2017 compared to $87,000 of disposition proceeds from the sale of one Local Limited Partnership during the nine months ended December 31, 2016. Proceeds received from disposition vary from period to period, as discussed above. The Partnership paid $112,000 in accrued asset management fees and $58,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2017 compared to $85,000 and $60,000, respectively, paid during the nine months ended December 31, 2016. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $13,000 less in reporting fees and distribution during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. The reporting fees and distributions are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $86,000 as compared to March 31, 2017. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2017 and 2016, (iii) the Statement of Partners’ Deficit for the nine months ended December 31, 2017, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: February 13, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2018