Form 10-K
period 2018-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2018-06-27
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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
Yes__X___ No__

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
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__Smaller reporting company_____

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2018 and 2017, a total of 15,240 and 15,289 Partnership Units remain outstanding, respectively.

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

The Partnership invested in thirteen Local Limited Partnerships, ten of which have been sold or otherwise disposed of as of March 31, 2018. Each of these Local Limited Partnerships owns or owned a single Housing Complex with the exception of one Local Limited Partnership which owned three Housing Complexes, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each remaining Housing Complex:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2018.

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

As of March 31, 2017, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), and McPherson Housing Associates, L.P. (“McPherson”). The Compliance Periods for the sold Local Limited Partnerships have been completed, therefore, there is no risk of recapture to the investors of the Partnership.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Parker Estates, L.P. (“Parker Estates”). Parker Estates was appraised for $615,000 and had a mortgage balance of $836,452 as of December 31, 2016. The Partnership received $32,000 in cash proceeds which was used to pay accrued asset management fees. The Partnership incurred $2,850 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $29,150 was recorded during the period. The Compliance Period for Parker Estates has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Harbor Pointe, L.P (“Harbor Pointe”). Harbor Pointe was appraised for $1,190,000 and had a mortgage balance of $1,965,368 as of December 31, 2016. The Partnership received $45,000 in cash proceeds, of which $43,500 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,648 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $42,352 was recorded during the period. The Compliance Period for Harbor Pointe expires in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of any recaptured tax credits and interests arising from non-compliance as provided in Section 42 of the Internal Revenue Code after the date of the sale.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Selman Place, L.P. (“Selman Place”). Selman Place was appraised for $725,000 and had a mortgage balance of $2,201,010 as of December 31, 2016. The Partnership received $31,200 in cash proceeds, of which $29,700 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,650 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $28,550 was recorded during the period. The Compliance Period for Selman Place has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Saw Mill Creek II Limited Dividend Housing Association Limited Partnership (“Saw Mill Creek”). Saw Mill Creek was appraised for $780,000 and had a mortgage balance of $930,160 as of December 31, 2017. The Partnership received $0 in cash proceeds, however, the Partnership still owed $40,282 of capital contributions to Saw Mill Creek, which was written off at the time of sale and included as part of the gain on sale calculation. The Partnership incurred $2,050 in sales related expenses, which were netted against the write-off of capital contributions payable to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $38,232 was recorded during the period. The Compliance Period for Saw Mill Creek has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

As of March 31, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition.
Local Limited Partnership	Debt at 12/31/17	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
505 West Main, L.P.	$1,349,536	$1,100,000	*	*	$450
North Davison Partners 99, L.P.	505,282	480,000	*	*	750
Oakview Terrace Townhomes, L.P.	1,370,811	925,000	*	*	1,500

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

For each of the years ended March 31, 2018, 2017, and 2016, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2018, 2017, and 2016, impairment loss related to investments in Local Limited Partnerships was $0 for all periods presented.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by $(71,000), $(10,000), and $86,000 for the years ended March 31, 2018, 2017, and 2016, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $25,204 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the four Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2018		As of December 31, 2017
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,350,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	505,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,371,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership (2)	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	383,000	383,000	24	539,000	930,000

			$2,666,000	$2,626,000	108	$3,887,000	$4,156,000

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

(2)
The Local Limited Partnership was disposed of subsequent to December 31, 2017, but prior to March 31, 2018.

WNC Housing Tax Credit Fund VI, L.P., Series 9

	For the Year Ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$581,000	$40,000	40.84%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	187,000	10,000	99.98%

Oakview Terrace Townhomes Limited Partnership	204,000	(62,000)	99.98%

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership, a Michigan Limited Partnership (1)	153,000	(26,000)	99.98%

	$1,125,000	$(38,000)

(1)
The Local Limited Partnership was disposed of subsequent to December 31, 2017, but prior to March 31, 2018.

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2017	2016	2015	2014	2013

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	95%	98%	100%	90%	93%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	N/A	96%	96%	100%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	N/A	N/A	N/A	97%	93%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	N/A	98%	98%	98%	98%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	N/A	N/A	92%	100%	96%

Mendota I, L.P. an Illinois Limited Partnership	Tifton, Georgia	BC Holdings, LLC	N/A	N/A	N/A	99%	92%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	90%	95%	90%	100%	95%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	100%	100%	100%	100%	71%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	N/A	97%	94%	94%	100%

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	N/A	N/A	N/A	91%	88%
Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	88%	88%	83%	92%	83%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	N/A	100%	98%	98%	100%

Villas of Palm L.P.	Coon Rapids, Minnesota	Carolina Corporation	N/A	N/A	N/A	100%	100%

Weighted average			94%	97%	95%	97%	94%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

In March 2018, Sioux Falls Environmental Access, Inc., the general partner of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Partnership”) and WNC Housing, L.P. (“WNC”) in the United States District Court of South Dakota (the “Court”). Attempts to negotiate a settlement were unsuccessful. The Partnership and WNC have answered the Complaints and WNC filed third party complaints (the “Third party Complaints”) against Crane & Fowler Investments, LLC (“Crane”). The Third Party Complaints allege, among other things, Crane’s breach of contract. Currently, the matters are moving toward the discovery phase.

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

b)
At March 31, 2018, there were 823 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2018.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2018	2017	2016	2015	2014

ASSETS
Cash and cash equivalents	$88,104	$137,071	$160,310	$28,458	$50,173
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	1,800	3,900	-	-	-

Total Assets	$89,904	$140,971	$160,310	$28,458	$50,173

LIABILITIES
Payables to Local Limited Partnerships	$-	$40,282	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,604,717	1,678,914	1,699,257	1,627,724	1,478,031

Total Liabilities	1,604,717	1,719,196	1,739,539	1,668,006	1,518,313

PARTNERS' EQUITY (DEFICIT)	(1,514,813)	(1,578,225)	(1,579,229)	(1,639,548)	(1,468,140)

Total Liabilities and Partners’ Equity (Deficit)	$89,904	$140,971	$160,310	$28,458	$50,173

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2018	2017	2016	2015	2014

Loss from operations (Note 1)	$(74,893)	$(106,910)	$(128,567)	$(171,418)	$(316,397)
Equity in losses of Local Limited Partnerships	-	-	-	-	(79,448)
Gain on sale of Local Limited Partnerships	138,284	107,874	188,845	-	-
Interest income	21	40	41	10	10
Net income (loss)	$63,412	$1,004	$60,319	$(171,408)	$(395,835)

Net income (loss) allocated to:
General Partner	$63	$1	$60	$(171)	$(396)

Limited Partners	$63,349	$1,003	$60,259	$(171,237)	$(395,439)

Net income (loss) per Partnership Unit	$4.16	$0.07	$3.94	$(11.19)	$(25.83)

Outstanding weighted Partnership Units	15,240	15,289	15,302	15,302	15,312

Note 1 - Loss from operations for the years ended March 31, 2018, 2017, 2016, 2015, and 2014, include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $0, and $146,238, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2018	2017	2016	2015	2014

Net cash and cash equivalents provided by (used in):

Operating activities	$(146,969)	$(131,113)	$(56,993)	$(21,715)	$4,259
Investing activities	98,002	107,874	188,845	-	-

Net change in cash and cash equivalents	(48,967)	(23,239)	131,852	(21,715)	4,259

Cash and cash equivalents, beginning of year	137,071	160,310	28,458	50,173	45,914

Cash and cash equivalents, end of year	$88,104	$137,071	$160,310	$28,458	$50,173

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2017	2016	2015	2014	2013

Federal	$-	-	-	$2	$26
State	-	-	-	-	-

Total	$-	-	-	$2	$26

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

Financial Condition

The Partnership’s assets at March 31, 2018 consisted of $88,000 in cash and cash equivalents and $2,000 in other assets. Liabilities at March 31, 2018 consisted of $1,605,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below).

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The Partnership’s net income for the year ended March 31, 2018 was $63,000 reflecting an increase of $62,000 from the net income experienced for the year ended March 31, 2017 of $1,000. The change was largely due to gain on sale of a Local Limited Partnership of $138,000 during the year ended March 31, 2018 compared to gain on sale of a Local Limited Partnership of $108,000

Results of Operations

for the year ended March 31, 2017. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Reporting fees decreased by $10,000 for the year ended March 31, 2018 compared to the year ended March 31, 2017, and distribution income decreased by $7,000 for the year ended March 31, 2018 compared to the year ended March 31, 2017. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $2,000 for the year ended March 31, 2018 due to the timing of the accounting work performed. Asset management fees decreased by $57,000 during the year ended March 31, 2018 compared to the year ended March 31, 2017. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The Partnership’s net income for the year ended March 31, 2017 was $1,000 reflecting a decrease of $59,000 from the net income experienced for the year ended March 31, 2016 of $60,000. The change was largely due to gain on sale of a Local Limited Partnership of $108,000 during the year ended March 31, 2017 compared to gain on sale of a Local Limited Partnership of $189,000 for the year ended March 31, 2016. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Reporting fees decreased by $14,000 for the year ended March 31, 2017 compared to the year ended March 31, 2016, and distribution income increased by $16,000 for the year ended March 31, 2017 compared to the year ended March 31, 2016. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $2,000 for the year ended March 31, 2017 due to the timing of the accounting work performed. Asset management fees decreased by $10,000 during the year ended March 31, 2017 compared to the year ended March 31, 2016. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The net decrease in cash and cash equivalents during the year ended March 31, 2018 was $49,000 compared to a net decrease in cash and cash equivalents of $23,000 for the year ended March 31, 2017. The Partnership received $98,000 of disposition proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2018 compared to $108,000 of disposition proceeds received during the year ended March 31, 2017. Proceeds received from disposition vary from period to period depending on the sales prices and the values of the Housing Complexes sold. During the year ended March 31, 2018, the Partnership paid the General Partner or an affiliate $58,000 for operating expenses paid on its behalf and $112,000 in accrued asset management fees compared to $60,000 and $108,000 paid during the year ended March 31, 2017. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership also received $17,000 less in reporting fees and distribution income for the year ended March 31, 2018 compared to the year ended March 31, 2017 as discussed above.

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The net decrease in cash and cash equivalents during the year ended March 31, 2017 was $23,000 compared to a net increase in cash and cash equivalents of $132,000 for the year ended March 31, 2016. The Partnership received $108,000 of disposition proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2017 compared to $189,000 of disposition proceeds received during the year ended March 31, 2016. Proceeds received from disposition vary from period to period depending on the sales prices and the values of the Housing Complexes sold. During the year ended March 31, 2017, the Partnership paid the General Partner or an affiliate $60,000 for operating expenses paid on its behalf and $108,000 in accrued asset management fees compared to $80,000 and $22,000 paid during the year ended March 31, 2016. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership also received $14,000 less in reporting fees and $16,000 more in distribution income for the year ended March 31, 2017 compared to the year ended March 31, 2016 as discussed above.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total

Asset management fees(1)	$1,629,921	$25,204	$25,204	$25,204	25,204	$982,956	$2,713,693
Total contractual cash obligations	$1,629,921	$25,204	$25,204	$25,204	25,204	$982,956	$2,713,693

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2018 until December 31, 2062. Amounts due to the General Partner as of March 31, 2018 have been included in the 2019 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Date

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the "Partnership") as of March 31, 2018 and 2017, the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the three years in the period ended March 31, 2018 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 9’s financial statements. The schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange Commission’s rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership’s auditor since 2004.

/s/ Cohn Reznick, LLP
Bethesda, Maryland
Report Date: June 26, 2018

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2018	2017
ASSETS
Cash and cash equivalents	$88,104	$137,071
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	1,800	3,900

Total Assets	$89,904	$140,971

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$-	$40,282
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,604,717	1,678,914

Total Liabilities	1,604,717	1,719,196

Partners’ Deficit
General Partner	(15,538)	(15,601)
Limited Partners (25,000 Partnership Units authorized; 15,240 and 15,289 Partnership Units issued and outstanding, respectively)	(1,499,275)	(1,562,624)

Total Partners’ Deficit	(1,514,813)	(1,578,225)

Total Liabilities and Partners’ Deficit	$89,904	$140,971

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2018	2017	2016

Operating income:
Reporting fees	$3,269	$13,221	$26,720
Distribution income	9,264	16,275	-

Total operating income	12,533	29,496	26,720
Operating expenses:
Asset management fees (Note 3)	41,524	98,350	108,112
Accounting and legal fees	30,495	28,477	30,350
Other	15,407	9,579	16,825

Total operating expenses	87,426	136,406	155,287

Loss from operations	(74,893)	(106,910)	(128,567)

Gain on sale of Local Limited Partnerships	138,284	107,874	188,845
Interest income	21	40	41

Net income	$63,412	$1,004	$60,319

Net income allocated to:
General Partner	$63	$1	$60
Limited Partners	$63,349	$1,003	$60,259

Net income per Partnership Unit	$4.16	$0.07	$3.94

Outstanding weighted Partnership Units	15,240	15,289	15,302

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Years Ended March 31, 2018, 2017 and 2016

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2015	$(15,662)	$(1,623,886)	$(1,639,548)

Net income	60	60,259	60,319

Partners’ deficit at March 31, 2016	(15,602)	(1,563,627)	(1,579,229)

Net income	1	1,003	1,004

Partners’ deficit at March 31, 2017	(15,601)	(1,562,624)	(1,578,225)

Net income	63	63,349	63,412

Partners’ deficit at March 31, 2018	$(15,538)	$(1,499,275)	$(1,514,813)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2018	2017	2016

Cash flows from operating activities: Net income	$63,412	$1,004	$60,319
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets	2,100	(3,900)	-
Gain on sale of Local Limited Partnerships	(138,284)	(107,874)	(188,845)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(74,197)	(20,343)	71,533

Net cash used in operating activities	(146,969)	(131,113)	(56,993)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	98,002	107,874	188,845

Net cash provided by investing activities	98,002	107,874	188,845

Net increase (decrease) in cash and cash equivalents	(48,967)	(23,239)	131,852

Cash and cash equivalents, beginning of year	137,071	160,310	28,458

Cash and cash equivalents, end of year	$88,104	$137,071	$160,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800
NONCASH INVESTING AND FINANCING ACTIVITY
Payables to Local Limited Partnerships decreased and gain on sale of Local Limited Partnerships increased by $40,282 due to the sale of one Local Limited Partnership.

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2018, 2017 and 2016

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, being accepted. As of March 31, 2018 and 2017, respectively, 15,240 and 15,289 Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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
For the Years Ended March 31, 2018, 2017 and 2016

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

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
For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All of the remaining Housing Complexes have completed their Compliance Period as of March 31, 2018.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2018.

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

As of March 31, 2017, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), and McPherson Housing Associates, L.P. (“McPherson”). The Compliance Periods for the sold Local Limited Partnerships have been completed, therefore, there is no risk of recapture to the investors of the Partnership.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Parker Estates, L.P. (“Parker Estates”). Parker Estates was appraised for $615,000 and had a mortgage balance of $836,452 as of December 31, 2016. The Partnership received $32,000 in cash proceeds which was used to pay accrued asset management fees. The Partnership incurred $2,850 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $29,150 was recorded during the period. The Compliance Period for Parker Estates has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Harbor Pointe, L.P (“Harbor Pointe”). Harbor Pointe was appraised for $1,190,000 and had a mortgage balance of $1,965,368 as of December 31, 2016. The Partnership received $45,000 in cash proceeds, of which $43,500 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,648 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $42,352 was recorded during the period. The Compliance Period for Harbor Pointe expires in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of any recaptured tax credits and interests arising from non-compliance as provided in Section 42 of the Internal Revenue Code after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Selman Place, L.P. (“Selman Place”). Selman Place was appraised for $725,000 and had a mortgage balance of $2,201,010 as of December 31, 2016. The Partnership received $31,200 in cash proceeds, of which $29,700 was used to pay accrued asset management fees and $1,500 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,650 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $28,550 was recorded during the period. The Compliance Period for Selman Place has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

During the year ended March 31, 2018, the Partnership sold its Local Limited Partnership interest in Saw Mill Creek II Limited Dividend Housing Association Limited Partnership (“Saw Mill Creek”). Saw Mill Creek was appraised for $780,000 and had a mortgage balance of $930,160 as of December 31, 2017. The Partnership received $0 in cash proceeds, however, the Partnership still owed $40,282 of capital contributions to Saw Mill Creek, which was written off at the time of sale and included as part of the gain on sale calculation. The Partnership incurred $2,050 in sales related expenses, which were netted against the write-off of capital contributions payable to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $38,232 was recorded during the period. The Compliance Period for Saw Mill Creek has been completed; therefore there is no risk of credit recapture to the investors of the Partnership.

As of March 31, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/17	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
505 West Main, L.P.	$1,349,536	$1,100,000	*	*	$450
North Davison Partners 99, L.P.	505,282	480,000	*	*	750
Oakview Terrace Townhomes, L.P.	1,370,811	925,000	*	*	1,500

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2018 and 2017, all of the investment balances in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2018 and 2017, respectively, the Partnership had $88,104 and $137,071 in cash and cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Income Per Partnership Unit

Net income per Partnership Unit includes no dilution and is computed by dividing income allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net income per Partnership Unit is not required.
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

Correction of Immaterial Error

In connection with the preparation of the financial statements for the year ended March 31, 2016, the Partnership identified an immaterial error related to the allocation of losses between the general partner and limited partners. The accounting error resulted in March 31, 2015 ending equity for the general partner being understated and ending equity for the limited partners being overstated by $41,543. The Partnership reviewed the accounting error and determined the impact of the error to be immaterial to the prior year presentation. The accompanying 2016 financial statements reflect the correction of the aforementioned immaterial error.

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
For the Years Ended March 31, 2018, 2017 and 2016

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2018 and 2017, the Partnership owned interests in 3 and 7 Local Limited Partnerships, respectively, each of which owns or owned one Housing Complex, consisting of an aggregate of 108 and 252 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2018 and 2017 are approximately $808,000 and $1,474,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017 and 2016

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As of March 31, 2018 and 2017 the investment accounts in all Local Limited Partnerships have reached a zero balance. Consequently, the Partnership’s estimate of its share of losses for the years ended March 31, 2018, 2017, and 2016 amounting to approximately $62,000, $329,000, and $326,000, respectively, have not been recognized. As of March 31, 2018, the aggregate share of net losses from the remaining Local Limited Partnerships not recognized by the Partnership amounted to approximately $371,000.

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

COMBINED CONDENSED BALANCE SHEETS
	2017	2016
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2017 and 2016 of $4,016,000 and $8,617,000, respectively)	$5,324,000	$10,481,000
Land	271,000	1,452,000
Other assets	716,000	1,838,000
Total assets	$6,311,000	$13,771,000

LIABILITIES
Mortgage payable	$4,156,000	$9,900,000
Due to affiliates	228,000	280,000
Other liabilities	188,000	268,000

Total liabilities	4,572,000	10,448,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	808,000	1,474,000
Other partners	931,000	1,849,000
Total partners’ equity	1,739,000	3,323,000
Total liabilities and partners’ equity	$6,311,000	$13,771,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017 and 2016

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016	2015

Revenues	$1,192,000	$2,226,000	$2,654,000

Expenses:
Operating expenses	780,000	1,598,000	1,857,000
Interest expense	192,000	369,000	421,000
Depreciation and amortization	258,000	588,000	702,000

Total expenses	1,230,000	2,555,000	2,980,000

Net loss	$(38,000)	$(329,000)	$(326,000)

Net loss allocable to the Partnership	$(62,000)	$(329,000)	$(326,000)

Net loss recorded by the Partnership	$-	$-	$-

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
For the Years Ended March 31, 2018, 2017 and 2016

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

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,524, $98,350, and $108,112 were incurred during the years ended March 31, 2018, 2017, and 2016, respectively, and $112,200, $108,000, and $21,970 was paid during the years ended March 31, 2018, 2017, and 2016, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $57,523, $59,776, and $79,908, during the years ended March 31, 2018, 2017, and 2016, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017, and 2016

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2018	2017

Asset management fee payable	$1,559,431	$1,630,107
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	45,286	48,807

Total	$1,604,717	$1,678,914

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2019.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2018

Income$	$6,000	$7,000	$-	-

Operating expenses	(24,000)	(21,000)	(31,000)	(12,000)

Loss from operations	(18,000)	(14,000)	(31,000)	(12,000)

Gain on sale of Local Limited
Partnerships	100,000	-	-	38,000

Net income (loss)	82,000	(14,000)	(31,000)	26,000

Net income (loss) available to Limited Partners	82,000	(14,000)	(31,000)	26,000

Net income (loss) per Partnership Unit	5	(1)	(2)	2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017, and 2016

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2017

Income	$2,000	$24,000	$-	$3,000

Operating expenses	(31,000)	(49,000)	(30,000)	(26,000)

Loss from operations	(29,000)	(25,000)	(30,000)	(23,000)

Gain on sale of Local Limited Partnerships	-	-	87,000	21,000

Net income (loss)	(29,000)	(25,000)	57,000	(2,000)

Net income (loss) available to Limited Partners	(29,000)	(25,000)	56,000	(2,000)

Net income (loss) per Partnership Unit	(2)	(2)	4	-

	June 30	September 30	December 31	March 31
2016

Income	$4,000	$20,000	$-	$3,000

Operating expenses	(37,000)	(56,000)	(29,000)	(34,000)

Loss from operations	(33,000)	(36,000)	(29,000)	(31,000)

Gain on sale of Local Limited Partnerships	192,000	(3,000)	-	-

Net income (loss)	159,000	(39,000)	(29,000)	(31,000)

Net income (loss) available to Limited Partners	159,000	(39,000)	(29,000)	(31,000)

Net income (loss) per Partnership Unit	10	(3)	(2)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2018, 2017, and 2016

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2018 and 2017, $0 and $40,282 remains payable to the Local Limited Partnerships, respectively.

NOTE 6 – LEGAL PROCEEDINGS

In March 2018, Sioux Falls Environmental Access, Inc., the general partner of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Partnership”) and WNC Housing, L.P. (“WNC”) in the United States District Court of South Dakota (the “Court”). Attempts to negotiate a settlement were unsuccessful. The Partnership and WNC have answered the Complaints and WNC filed third party complaints (the “Third party Complaints”) against Crane & Fowler Investments, LLC (“Crane”). The Third Party Complaints allege, among other things, Crane’s breach of contract. Currently, the matters are moving toward the discovery phase.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2018. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2018.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $41,524, $98,350, and $108,112 were incurred during the years ended March 31, 2018, 2017, and 2015, respectively, and $112,200, $108,000, and $21,970 was paid during the years ended March 31, 2018, 2017, and 2016, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $45,286, $48,807, and $59,500 for the years ended March 31, 2018, 2017, and 2016, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $57,523, $59,776, and $79,908 during the years ended March 31, 2018, 2017, and 2016, respectively.

(c) Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for the years ended December 31, 2017, 2016, and 2015. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2018, 2017, and 2016. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2018, 2017, and 2016.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2018	2017
Audit Fees	$25,345	$24,150
Audit-related Fees
Tax Fees	4,000	4,000
All Other Fees
TOTAL	$29,345	$28,150

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.
PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2018 and 2017
Statements of Operations for the years ended March 31, 2018, 2017, and 2016
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2018, 2017, and 2016
Statements of Cash Flows for the years ended March 31, 2018, 2017, and 2016
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2018 and 2017, (ii) the Statements of Operations for the years ended March 31, 2018, 2017, and 2016, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2018, 2017, and 2016, (iv) the Statements of Cash Flows for the years ended March 31, 2018, 2017, and 2016 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 13 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

		As of March 31, 2018		Initial Cost to Partnership			As of December 31, 2017
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$293,000	$1,350,000	$75,000	$4,169,000	$1,767,000	$2,477,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	31,000	505,000	40,000	1,185,000	479,000	746,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	605,000	605,000	18,000	1,359,000	81,000	523,000	18,000	1,440,000	506,000	952,000

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership(1)	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	17,000	930,000	50,000	1,553,000	694,000	909,000

		$2,666,000	$2,626,000	$261,000	$8,996,000	$354,000	$4,156,000	$271,000	$9,340,000	$4,016,000	$5,595,000

(1)
The Local Limited Partnership was disposed of subsequent to December 31, 2017, but prior to March 31, 2018

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

	For the Year Ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$581,000	$40,000	2002	Completed	40

North Davison Partners 99 L.P.	187,000	10,000	2002	Completed	40

Oakview Terrace Townhomes L.P.	204,000	(62,000)	2002	Completed	30

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership (1)	153,000	(26,000)	2002	Completed	27.5

	$1,125,000	$(38,000)

(1)
The Local Limited Partnership was disposed of subsequent to December 31, 2017, but prior to March 31, 2018

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2017

		As of March 31, 2017			Initial Cost to Partnership		As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$264,000	$1,402,000	$75,000	$4,161,000	$1,648,000	$2,588,000

Byhalia Estates, L.P. (1)	Byhalia, Mississippi	-	-	24,000	943,000	-	620,000	24,000	943,000	504,000	463,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	5,000	1,965,000	827,000	3,487,000	1,797,000	2,517,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	537,000	40,000	1,171,000	444,000	767,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	4,000	1,383,000	106,000	2,424,000	1,011,000	1,519,000

Parker Estates, L.P. (2)	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	836,000	29,000	1,346,000	716,000	659,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	956,000	50,000	1,553,000	655,000	948,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,201,000	301,000	4,013,000	1,842,000	2,472,000

		$6,488,000	$6,448,000	$1,442,000	$18,758,000	$350,000	$9,900,000	$1,452,000	$19,098,000	$8,614,000	$11,933,000

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

Date: June 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 26, 2018

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 26, 2018

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 26, 2018

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 26, 2018