Form 10-Q
period 2018-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2018-07-31
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2018 and March 31, 2018	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2018 and 2017	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2018	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2018 and 2017	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$73,246	$88,104
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,500	1,800

Total Assets	$74,746	$89,904

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,614,408	$1,604,717

Total Liabilities	1,614,408	1,604,717
Partners’ Deficit:
General Partner	(15,563)	(15,538)
Limited Partners (25,000 Partnership Units authorized; 15,202 and 15,240 Partnership Units issued and outstanding, respectively.)	(1,524,099)	(1,499,275)

Total Partners’ Deficit	(1,539,662)	(1,514,813)

Total Liabilities and Partners’ Deficit	$74,746	$89,904

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2018 and 2017
 (Unaudited)

	2018	2017
	Three Months	Three Months

Reporting fees	$2,789	$1,269
Distribution income	7,343	4,598
Total operating income	10,132	5,867

Operating expenses:
Asset management fees (Note 3)	6,301	18,827
Legal and accounting fees	24,325	1,150
Other	4,365	4,023

Total operating expenses	34,991	24,000

Loss from operations	(24,859)	(18,133)

Gain on sale of Local Limited Partnerships	-	100,052

Interest income	10	8

Net income (loss)	$(24,849)	$81,927

Net income (loss) allocated to:
General Partner	$(25)	$82

Limited Partners	$(24,824)	$81,845

Net income (loss) per Partnership Unit	$(2)	$5

Outstanding weighted Partnership Units	15,202	15,255

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2018
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2018	$(15,538)	$(1,499,275)	$(1,514,813)

Net loss	(25)	(24,824)	(24,849)

Partners’ deficit at June 30, 2018	$(15,563)	$(1,524,099)	$(1,539,662)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$(24,849)	$81,927
Adjustments to reconcile net income (loss) to net
cash used in operating activities: Decrease in other assets	300	1,200
Gain on sale of Local Limited Partnerships	-	(100,052)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	9,691	(131,773)
Net cash used in operating activities	(14,858)	(148,698)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	100,052

Net cash provided by investing activities	-	100,052

Net decrease in cash and cash equivalents	(14,858)	(48,646)

Cash and cash equivalents, beginning of period	88,104	137,071

Cash and cash equivalents, end of period	$73,246	$88,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2018 and March 31, 2018, a total of 15,202 and 15,240 Partnership Units, respectively, remain outstanding ..

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
For the Quarterly Period Ended June 30, 2018
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2018
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2018.

As of March 31, 2018, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), McPherson Housing Associates, L.P. (“McPherson”), Parker Estates, L.P. (“Parker Estates”), Selman Place, L.P. (“Selman Place”), Saw Mill Creek II Limited Dividend Housing Association Limited Partnership (“Saw Mill Creek”) and Harbor Pointe, L.P. (“Harbor Pointe”). The Compliance Periods for the sold Local Limited Partnerships, except for Harbor Pointe, have been completed, therefore, there is no risk of recapture to the investors of the Partnership. The Compliance Period for Harbor Pointe expires in 2018. Recapture Guarantee Surety Bonds were issued to the Purchasers to guarantee the repayment of any recaptured tax credits and interests arising from non-compliance as provided in Section 42 of the Internal Revenue Code after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/17	Appraisal Value	Estimated Sales Price	Estimated Sales Date	Estimated Sale Expenses
505 West Main, L.P.	$1,349,536	$1,100,000	*	*	$-
North Davison Partners 99, L.P.	505,282	480,000	*	*	-
Oakview Terrace Townhomes, L.P.	1,370,811	925,000	*	*	1,500

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Period Ended June 30, 2018
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2018 and March 31, 2018, respectively, the Partnership had $73,246 and $88,104 in cash and cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2018 and March 31, 2018, the Partnership owned limited partnership interests in 3 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 108 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2018	2017
Revenues	$258,000	$303,000
Expenses:
Interest expense	38,000	53,000
Depreciation and amortization	55,000	66,000
Operating expenses	168,000	203,000
Total expenses	261,000	322,000

Net loss	$(3,000)	$(19,000)
Net loss allocable to the Partnership	$(9,000)	$(19,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended June 30, 2018
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,301 and $18,827 were incurred during the three months ended June 30, 2018 and 2017, respectively, of which $0 and $105,200 were paid during the three months ended June 30, 2018 and 2017, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $25,000 and $57,523 during the three months ended June 30, 2018 and 2017, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2018	March 31, 2018

Asset management fee payable	$1,565,732	$1,559,431
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	48,676	45,286
Total	$1,614,408	$1,604,717

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

NOTE 4 - LEGAL PROCEEDINGS

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). Attempts to negotiate a settlement were unsuccessful. The Fund and WNC have answered the Complaints and WNC filed third party complaints (the “Third party Complaints”) against Crane & Fowler Investments, LLC (“Crane”). The Third-Party Complaints allege, among other things, Crane’s breach of contract. The parties are in the discovery stage of litigation.  WNC intends to defend against the suits and pursue its counterclaims until a reasonable settlement can be reached. When a reasonable settlement is reached, any impact on the fund will be nominal.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2018 and 2017 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2018 consisted of $73,000 in cash and cash equivalents and $2,000 in other assets. Liabilities at June 30, 2018 consisted of $1,614,000 of accrued fees and expenses due to General Partner and affiliates .

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The Partnership's net loss for the three months ended June 30, 2018 was $25,000, reflecting a decrease of approximately $107,000 from the net income of $82,000 for the three months ended June 30, 2017. The decrease was mainly due to no gain on sale of Local Limited Partnerships during the three months ended June 30, 2018 compared to $100,000 in gain on sale of Local Limited Partnerships during the three months ended June 30, 2017. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the three months ended June 30, 2018, asset management fees decreased by $13,000 compared to the three months ended June 30, 2017. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. For the three months ended June 30, 2018, legal and accounting fees increased by $23,000 compared to the three months ended June 30, 2017 due to the timing of accounting expenses incurred and paid. Reporting fees and distribution income increased by $4,000 for the three months ended June 30, 2018. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 The net decrease in cash and cash equivalents during the three months ended June 30, 2018 was $15,000, compared to a net decrease in cash and cash equivalents during the three months ended June 30, 2017 of $49,000. The Partnership paid $25,000 and $58,000 to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership during the three months ended June 30, 2018 and 2017, respectively. The Partnership made no payments to the general partner for accrued asset management fees during the three months ended June 30, 2018 compared to $105,000 paid during the three months ended June 30, 2017. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received no disposition proceeds during the three months ended June 30, 2018 compared to $100,000 of disposition proceeds received from the sale of three Local Limited Partnerships during the three months ended June 30, 2017. The Partnership also received $4,000 more in reporting fees and distribution income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the three months ended June 30, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $10,000 as compared to March 31, 2018. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2018, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2019.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). Attempts to negotiate a settlement were unsuccessful. The Fund and WNC have answered the Complaints and WNC filed third party complaints (the “Third party Complaints”) against Crane & Fowler Investments, LLC (“Crane”). The Third-Party Complaints allege, among other things, Crane’s breach of contract. The parties are in the discovery stage of litigation.  WNC intends to defend against the suits and pursue its counterclaims until a reasonable settlement can be reached. When a reasonable settlement is reached, any impact on the fund will be nominal.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three months ended June 30, 2018 and June 30, 2017, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2018 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2018 and June 30, 2017 and (v) the Notes to Condensed Financial Statements.
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

Date: July 31, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2018