Form 10-Q
period 2018-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2019-02-12
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes X No _______

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended December 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2018 and March 31, 2018	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2018 and 2017	4

	Condensed Statement of Partners' Deficit
	For the Nine Months Ended December 31, 2018	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2018 and 2017	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
 (Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$12,736	$88,104
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	1,800

Total Assets	$12,736	$89,904

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,595,101	$1,604,717
Total Liabilities	1,595,101	1,604,717
Partners’ Deficit:
General Partner	(15,606)	(15,538)
Limited Partners (25,000 Partnership Units authorized; 15,197 and 15,240 Partnership Units issued and outstanding, respectively)	(1,566,759)	(1,499,275)

Total Partners’ Deficit	(1,582,365)	(1,514,813)

Total Liabilities and Partners’ Deficit	$12,736	$89,904

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2018 and 2017
 (Unaudited)

	2018		2017
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income:
Reporting fees	$-	$2,789	$-	$3,270
Distribution income	-	7,343	-	9,264
Total operating income	-	10,132	-	12,534
Operating expenses:
Asset management fees (Note 3)	6,301	18,903	8,198	35,223
Legal and accounting fees	13,200	47,600	21,020	29,120
Write off of other assets	1,500	1,800	-	1,500
Other	2,517	9,400	2,229	9,898

Total operating expenses	23,518	77,703	31,447	75,741

Loss from operations	(23,518)	(67,571)	(31,447)	(63,207)
Gain on sale of Local Limited
Partnerships	-	-	-	100,052

Interest income	1	19	6	18

Net income (loss)	$(23,517)	$(67,552)	$(31,441)	$36,863

Net income (loss) allocated to:
General Partner	$(24)	$(68)	$(31)	$37

Limited Partners	$(23,493)	$(67,484)	$(31,410)	$36,826

Net income (loss) per Partnership Unit	$(1)	$(4)	$(2)	$2

Outstanding weighted Partnership Units	15,197	15,197	15,240	15,240

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Nine Months Ended December 31, 2018
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2018	$(15,538)	$(1,499,275)	$(1,514,813)
Net loss	(68)	(67,484)	(67,552)

Partners’ deficit at December 31, 2018	$(15,606)	$(1,566,759)	$(1,582,365)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2018 and 2017
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$(67,552)	$36,863
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in other assets	1,800	625
Gain on sale of Local Limited Partnerships	-	(100,052)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(9,616)	(86,459)
Net cash used in operating activities	(75,368)	(149,023)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	100,052
Net cash provided by investing activities	-	100,052
Net decrease in cash and cash equivalents	(75,368)	(48,971)

Cash and cash equivalents, beginning of period	88,104	137,071

Cash and cash equivalents, end of period	$12,736	$88,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2018
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2018 and March 31, 2018, a total of 15,197 and 15,240 Partnership Units, respectively, remain outstanding.

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
For the Quarterly Period Ended December 31, 2018
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2020.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2018
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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All three remaining Housing Complexes have completed their 15-year Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2018.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2018
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/2017	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
505 West Main, L.P.	$1,349,536	$3,255,000	*	*	$-
North Davison Partners 99, L.P.	505,282	480,000	*	*	-
Oakview Terrace Townhomes, L.P.	1,370,811	925,000	*	*	-

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Period Ended December 31, 2018
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of all periods presented, all investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2018, and March 31, 2018, the Partnership had $12,736 and $88,104 in cash equivalents, respectively.

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
For the Quarterly Period Ended December 31, 2018
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2018 and March 31, 2018, the Partnership owned limited partnership interests in 3 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 108 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2018	2017
Revenues	$774,000	$910,000
Expenses:
Interest expense	115,000	159,000
Depreciation and amortization	165,000	199,000
Operating expenses	504,000	608,000
Total expenses	784,000	966,000

Net loss	$(10,000)	$(56,000)
Net loss allocable to the Partnership	$(27,000)	$(56,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2018
 (Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $18,903 and $35,223 were incurred during the nine months ended December 31, 2018 and 2017, respectively, of which $0 and $112,200 were paid during the nine months ended December 31, 2018 and 2017, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $85,519 and $57,522 during the nine months ended December 31, 2018 and 2017, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2018	March 31, 2018

Asset management fee payable	$1,578,334	$1,559,431
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	16,767	45,286
Total	$1,595,101	$1,604,717

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2020.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended December 31, 2018
 (Unaudited)

NOTE 4 - LEGAL PROCEEDINGS

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). Attempts to negotiate a settlement were unsuccessful. The Fund and WNC have answered the Complaints and WNC filed third party complaints (the “Third party Complaints”) against Crane & Fowler Investments, LLC (“Crane”). The Third-Party Complaints allege, among other things, Crane’s breach of contract. The parties are in the discovery stage of litigation.  WNC intends to defend against the suits and pursue its counterclaims until a reasonable settlement can be reached. When a reasonable settlement is reached, management believes any impact on the fund will be nominal.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2018 and 2017, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2018 consisted of $13,000 in cash and cash equivalents. Liabilities at December 31, 2018 consisted of $1,595,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017 The Partnership's net loss for the three months ended December 31, 2018 was $24,000, reflecting a decrease of $7,000 from the net loss of $31,000 for the three months ended December 31, 2017. The Partnership’s asset management fees decreased by $2,000 during the three months ended December 31, 2018. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees decreased by $8,000 during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 due to the timing of legal and accounting work performed. Write-off of other assets increased by $2,000 for the three months ended December 31, 2018. Capitalized cost from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Nine Months Ended December 31, 2018 Compared to the Nine Months Ended December 31, 2017 The Partnership's net loss for the nine months ended December 31, 2018 was $68,000, reflecting a decrease of $105,000 from the net income of $37,000 for the nine months ended December 31, 2017. The change was largely due to the $100,000 gain on sale of Local Limited Partnerships during the nine months ended December 31, 2017 compared to no gain on sale of Local Limited Partnerships for the nine months ended December 31, 2018. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. The Partnership’s asset management fees decreased by $16,000 during the nine months ended December 31, 2018. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees increased by $18,000 for the nine months ended December 31, 2018 due to the on-going legal proceedings, as discussed in Note 4 to the condensed financial statements, and the timing of accounting work performed. The Partnership received $10,000 of reporting fees and distribution income for the nine months ended December 31, 2018 compared to $13,000 received during the nine months ended December 31, 2017. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017 The net decrease in cash and cash equivalents for the nine months ended December 31, 2018 was $75,000 compared to the net decrease in cash and cash equivalents of $49,000 for the nine months ended December 31, 2017. The Partnership received $100,000 of disposition proceeds from the sale of three Local Limited Partnerships during the nine months ended December 31, 2017 compared to no disposition proceeds received during the nine months ended December 31, 2018. Proceeds received from disposition vary from period to period, as discussed above. The Partnership paid $0 in accrued asset management fees and $86,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2018 compared to $112,000 and $58,000, respectively, paid during the nine months ended December 31, 2017. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $3,000 less in reporting fees and distributions during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The reporting fees and distributions are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, decreased by $10,000 as compared to March 31, 2018. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2018, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2020.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). Attempts to negotiate a settlement were unsuccessful. The Fund and WNC have answered the Complaints and WNC filed third party complaints (the “Third party Complaints”) against Crane & Fowler Investments, LLC (“Crane”). The Third-Party Complaints allege, among other things, Crane’s breach of contract. The parties are in the discovery stage of litigation.  WNC intends to defend against the suits and pursue its counterclaims until a reasonable settlement can be reached. When a reasonable settlement is reached, management believes any impact on the fund will be nominal.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2018 and 2017, (iii) the Statement of Partners’ Deficit for the nine months ended December 31, 2018, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: February 11, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2019