Form 10-K
period 2019-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2019-06-26
CIK 1156445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”) on August 16, 2001, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering a total of 15,325 Partnership Units representing $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2019 and 2018, a total of 15,197 and 15,240 Partnership Units remain outstanding, respectively.

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

The Partnership invested in thirteen Local Limited Partnerships, ten of which have been sold or otherwise disposed of as of March 31, 2019. Each of these Local Limited Partnerships owns or owned a single Housing Complex with the exception of one Local Limited Partnership which owned three Housing Complexes, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2019.

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

As of March 31, 2019, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), McPherson Housing Associates, L.P. (“McPherson”), Parker Estates, L.P. (“Parker Estates”), Harbor Pointe, L.P. (“Harbor Pointe”), Selman Place, L.P. (“Selman Place”), and Saw Mill Creek II Limited Dividend Housing Association Limited Partnership (“Saw Mill Creek”). The Compliance Periods for the sold Local Limited Partnerships have been completed, therefore, there is no risk of recapture to the investors of the Partnership.

As of March 31, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition.
Local Limited Partnership	Debt at 12/31/18	Appraisal Value	Estimated Sales Price	Estimated Sales Date	Estimated Sale Expenses
505 West Main, L.P.	$1,293,160	$3,255,000	*	*	$750
North Davison Partners 99, L.P.	474,071	480,000	*	*	*
Oakview Terrace Townhomes, L.P.	1,357,562	925,000	*	*	*

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

For each of the years ended March 31, 2019, 2018, and 2017, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2019, 2018, and 2017, impairment loss related to investments in Local Limited Partnerships was $0 for all periods presented.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by $25,000, $(71,000), and $(10,000) for the years ended March 31, 2019, 2018, and 2017, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $25,204 per year through the termination of the Partnership, which must occur no later than December 31, 2062. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the three Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 9

			As of March 31, 2019		As of December 31, 2018
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	$709,000	$709,000	40	$1,087,000	$1,293,000

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	470,000	470,000	20	684,000	474,000

Oakview Terrace Townhomes Limited Partnership	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	1,104,000	1,104,000	24	1,577,000	1,358,000

			$2,283,000	$2,283,000	84	$3,348,000	$3,125,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 9

	For the Year Ended December 31, 2018
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

505 West Main Limited Partnership	$574,000	$(6,000)	40.84%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	173,000	(11,000)	99.98%

Oakview Terrace Townhomes Limited Partnership	215,000	(35,000)	99.98%

	$962,000	$(52,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2018	2017	2016	2015	2014

505 West Main Limited Partnership	Vermillion, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	98%	95%	98%	100%	90%

Byhalia Estates, L. P.	Byhalia, Mississippi	SEMC, Inc.	N/A	N/A	96%	96%	100%

Calico Terrace Limited Partnership	Calico Rock, Arkansas	River Valley Planning & Development Corp.	N/A	N/A	N/A	N/A	97%

Harbor Pointe, L.P.	Tifton, Georgia	BC Holdings, LLC	N/A	N/A	98%	98%	98%

McPherson Housing Associates L.P.	McPherson, Kansas	ERC Properties, Inc	N/A	N/A	N/A	92%	100%

Mendota I, L.P. an Illinois Limited Partnership	Tifton, Georgia	BC Holdings, LLC	N/A	N/A	N/A	N/A	99%

North Davison Partners 99 Limited Partnership, a South Dakota Limited Partnership	Mitchell, South Dakota	Crane & Fowler Investments, L.L.C. & Sioux Falls Environmental Access, Inc.	70%	90%	95%	90%	100%

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., Robert B. Carlson	100%	100%	100%	100%	100%

Parker Estates, L.P., a Mississippi L.P.	Sunflower, Mississippi	SEMC, Inc.	N/A	N/A	97%	94%	94%

Preservation Partners III L.P.	Monmouth, Illinois	Affordable Housing Development Fund, Inc.	N/A	N/A	N/A	N/A	91%
Saw Mill Creek II Limited Dividend Housing Association L.P.	Vicksburg, Michigan	Raymond T. Cato & Christopher R. Cato	N/A	88%	88%	83%	92%

Selman Place, LP	Bainbridge, Georgia	BC Holdings, LC	N/A	N/A	100%	98%	98%

Villas of Palm L.P.	Coon Rapids, Minnesota	Carolina Corporation	N/A	N/A	N/A	N/A	100%

		Weighted average	92%	94%	97%	95%	97%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner (the “General Partner”) of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). The Fund and WNC answered the Complaints and WNC filed third party complaints against Crane & Fowler Investments, LLC. The Third-Party Complaints allege, among other things, breach of contract. Rather than proceeding with costly litigation, on May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Fund and WNC will convey its interest in West Main and North Davison to the General Partner (or an affiliate thereof) for $230,934.39 and $130,672.10 respectively. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. The settlement will likely come to fruition during the third quarter of 2019.

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

b)
At March 31, 2019, there were 819 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2019.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2019	2018	2017	2016	2015

ASSETS
Cash and cash equivalents	$12,736	$88,104	$137,071	$160,310	$28,458
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	750	1,800	3,900	-	-

Total Assets	$13,486	$89,904	$140,971	$160,310	$28,458

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$40,282	$40,282	$40,282
Accrued fees and expenses due to General Partner and affiliates	1,611,981	1,604,717	1,678,914	1,699,257	1,627,724

Total Liabilities	1,611,981	1,604,717	1,719,196	1,739,539	1,668,006

PARTNERS' DEFICIT	(1,598,495)	(1,514,813)	(1,578,225)	(1,579,229)	(1,639,548)

Total Liabilities and Partners’ Deficit	$13,486	$89,904	$140,971	$160,310	$28,458

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2019	2018	2017	2016	2015

Loss from operations (Note 1)	$(83,702)	$(74,893)	$(106,910)	$(128,567)	$(171,418)
Gain on sale of Local Limited Partnerships	-	138,284	107,874	188,845	-
Interest income	20	21	40	41	10
Net income (loss)	$(83,682)	$63,412	$1,004	$60,319	$(171,408)

Net income (loss) allocated to:
General Partner	$(84)	$63	$1	$60	$(171)

Limited Partners	$(83,598)	$63,349	$1,003	$60,259	$(171,237)

Net income (loss) per Partnership Unit	$(5.50)	$4.16	$0.07	$3.94	$(11.19)

Outstanding weighted Partnership Units	15,197	15,240	15,289	15,302	15,302

	For the Years Ended March 31,
	2019	2018	2017	2016	2015

Net cash and cash equivalents provided by (used in):

Operating activities	$(75,368)	$(146,969)	$(131,113)	$(56,993)	$(21,715)
Investing activities	-	98,002	107,874	188,845	-

Net change in cash and cash equivalents	(75,368)	(48,967)	(23,239)	131,852	(21,715)

Cash and cash equivalents, beginning of year	88,104	137,071	160,310	28,458	50,173

Cash and cash equivalents, end of year	$12,736	$88,104	$137,071	$160,310	$28,458

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2018	2017	2016	2015	2014

Federal	$-	$-	$-	$-	$2
State	-	-	-	-	-

Total	$-	$-	$-	$-	$2

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years.

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

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplify and improve GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2019 consisted of $13,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at March 31, 2019 consisted of $1,612,000 of accrued fees and expenses due to General Partner and affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018 The Partnership’s net loss for the year ended March 31, 2019 was $84,000 reflecting a decrease of $147,000 from the net income experienced for the year ended March 31, 2018 of $63,000. The change was mainly due to a gain on sale of a Local Limited Partnership of $138,000 during the year ended March 31, 2018 compared to no gain on sale recorded for the year ended March 31, 2019. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Reporting fees and distribution income decreased by $2,000 for the year ended March 31, 2019 compared to the year ended March 31, 2018. Reporting fees and distribution income vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $22,000 for the year ended March 31, 2019. The increase was mainly due to legal expenses incurred related to certain Local Limited Partnerships and their General Partner as discussed in Item 3. Legal Proceeding. Asset management fees decreased by $16,000 during the year ended March 31, 2019. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Write off of other assets increased by $2,000 during the year ended March 31, 2019 compared to the year ended March 31, 2018. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $1,000 during the year ended March 31, 2019, due to professional expenses incurred during the year ended March 31, 2019.

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The Partnership’s net income for the year ended March 31, 2018 was $63,000 reflecting an increase of $62,000 from the net income experienced for the year ended March 31, 2017 of $1,000. The change was largely due to gain on sale of a Local Limited Partnership of $138,000 during the year ended March 31, 2018 compared to gain on sale of a Local Limited Partnership of $108,000 for the year ended March 31, 2017. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Reporting fees decreased by $10,000 for the year ended March 31, 2018 compared to the year ended March 31, 2017, and distribution income decreased by $7,000 for the year ended March 31, 2018 compared to the year ended March 31, 2017. Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $2,000 for the year ended March 31, 2018 due to the timing of the accounting work performed. Asset management fees decreased by $57,000 during the year ended March 31, 2018 compared to the year ended March 31, 2017. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018 The net decrease in cash and cash equivalents during the year ended March 31, 2019 was $75,000 compared to a net decrease in cash and cash equivalents of $49,000 for the year ended March 31, 2018. The Partnership received $98,000 of disposition proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2018 compared to no disposition proceeds received during the year ended March 31, 2019. Proceeds received from disposition vary from period to period depending on the sales prices and the values of the Housing Complexes sold. During the year ended March 31, 2019, the Partnership paid the General Partner or an affiliate $86,000 for operating expenses paid on its behalf and $0 in accrued asset management fees compared to $58,000 and $112,000, respectively, paid during the year ended March 31, 2018. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership also received $2,000 less in reporting fees and distribution income for the year ended March 31, 2019 compared to the year ended March 31, 2018 as discussed above.

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017 The net decrease in cash and cash equivalents during the year ended March 31, 2018 was $49,000 compared to a net decrease in cash and cash equivalents of $23,000 for the year ended March 31, 2017. The Partnership received $98,000 of disposition proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2018 compared to $108,000 of disposition proceeds received during the year ended March 31, 2017. Proceeds received from disposition vary from period to period depending on the sales prices and the values of the Housing Complexes sold. During the year ended March 31, 2018, the Partnership paid the General Partner or an affiliate $58,000 for operating expenses paid on its behalf and $112,000 in accrued asset management fees compared to $60,000 and $108,000, respectively, paid during the year ended March 31, 2017. Each quarter the Partnership evaluates its cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership also received $17,000 less in reporting fees and distribution income for the year ended March 31, 2018 compared to the year ended March 31, 2017 as discussed above.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total

Asset management fees(1)	$1,637,185	$25,204	$25,204	$25,204	$25,204	$957,752	$2,695,753
Total contractual cash obligations	$1,637,185	$25,204	$25,204	$25,204	$25,204	$957,752	$2,695,753

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2062. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2019 until December 31, 2062. Amounts due to the General Partner as of March 31, 2019 have been included in the 2020 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Date

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 9

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 9 (the "Partnership") as of March 31, 2019 and 2018, the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the years in the three-year period ended March 31, 2019 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 9’s financial statements. The schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange Commission’s rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership’s auditor since 2004.

/s/ CohnReznick, LLP

Bethesda, Maryland
June 26, 2019

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2019	2018
ASSETS
Cash and cash equivalents	$12,736	$88,104
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	750	1,800

Total Assets	$13,486	$89,904

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,611,981	$1,604,717

Total Liabilities	1,611,981	1,604,717

Partners’ Deficit
General Partner	(15,622)	(15,538)
Limited Partners (25,000 Partnership Units authorized; 15,197 and 15,240 Partnership Units issued and outstanding, respectively)	(1,582,873)	(1,499,275)

Total Partners’ Deficit	(1,598,495)	(1,514,813)

Total Liabilities and Partners’ Deficit	$13,486	$89,904

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2019	2018	2017

Operating income:
Reporting fees	$2,789	$3,269	$13,221
Distribution income	7,343	9,264	16,275

Total operating income	10,132	12,533	29,496
Operating expenses:
Asset management fees (Note 3)	25,204	41,524	98,350
Accounting and legal fees	52,295	30,495	28,477
Write off of other assets	1,800	-	-
Other	14,535	15,407	9,579

Total operating expenses	93,834	87,426	136,406

Loss from operations	(83,702)	(74,893)	(106,910)

Gain on sale of Local Limited Partnerships	-	138,284	107,874
Interest income	20	21	40

Net income (loss)	$(83,682)	$63,412	$1,004

Net income (loss) allocated to:
General Partner	$(84)	$63	$1
Limited Partners	$(83,598)	$63,349	$1,003

Net income (loss) per Partnership Unit	$(5.50)	$4.16	$0.07

Outstanding weighted Partnership Units	15,197	15,240	15,289

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT
For the Years Ended March 31, 2019, 2018 and 2017

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2016	$(15,602)	$(1,563,627)	$(1,579,229)

Net income	1	1,003	1,004

Partners’ deficit at March 31, 2017	(15,601)	(1,562,624)	(1,578,225)

Net income	63	63,349	63,412

Partners’ deficit at March 31, 2018	(15,538)	(1,499,275)	(1,514,813)

Net loss	(84)	(83,598)	(83,682)

Partners’ deficit at March 31, 2019	$(15,622)	$(1,582,873)	$(1,598,495)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2019	2018	2017

Cash flows from operating activities: Net income (loss)	$(83,682)	$63,412	$1,004
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	1,050	2,100	(3,900)
Gain on sale of Local Limited Partnerships	-	(138,284)	(107,874)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	7,264	(74,197)	(20,343)

Net cash used in operating activities	(75,368)	(146,969)	(131,113)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	98,002	107,874

Net cash provided by investing activities	-	98,002	107,874

Net decrease in cash and cash equivalents	(75,368)	(48,967)	(23,239)

Cash and cash equivalents, beginning of year	88,104	137,071	160,310

Cash and cash equivalents, end of year	$12,736	$88,104	$137,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2019, 2018 and 2017

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, with 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discounts of $1,525, being accepted. As of March 31, 2019 and 2018, respectively, 15,197 and 15,240 Units remain outstanding. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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
For the Years Ended March 31, 2019, 2018 and 2017

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

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
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All of the remaining Housing Complexes have completed their Compliance Period as of March 31, 2019.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2019.

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

As of March 31, 2019, the Partnership sold its Local Limited Partnership interests in Byhalia Estates, L.P. (“Byhalia”), Mendota I, L.P. (“Mendota”), Villas of Palm, L.P. (“Villas of Palm”), Preservation Partners III Limited Partnership (“Preservation”), Calico Terrace Limited Partnership (“Calico Terrace”), McPherson Housing Associates, L.P. (“McPherson”), Parker Estates, L.P. (“Parker Estates”), Harbor Pointe, L.P. (“Harbor Pointe”), Selman Place, L.P. (“Selman Place”), and Saw Mill Creek II Limited Dividend Housing Association Limited Partnership (“Saw Mill Creek”). The Compliance Periods for the sold Local Limited Partnerships have been completed, therefore, there is no risk of recapture to the investors of the Partnership.

As of March 31, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/18	Appraisal Value	Estimated Sales Price	Estimated Sales Date	Estimated Sale Expenses
505 West Main, L.P.	$1,293,160	$3,255,000	*	*	$750
North Davison Partners 99, L.P.	474,071	480,000	*	*	*
Oakview Terrace Townhomes, L.P.	1,357,562	925,000	*	*	*

* Estimated sales price and sales date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years.

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

Distributions received from the Local General Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2019 and 2018, all of the investment balances in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2019 and 2018, respectively, the Partnership had $12,736 and $88,104 in cash and cash equivalents.

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
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplify and improve GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2019 and 2018, the Partnership owned interests in 3 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 84 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2019 and 2018 are approximately $1,004,000 and $808,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

As of March 31, 2019 and 2018 the investment accounts in all Local Limited Partnerships have reached a zero balance. Consequently, the Partnership’s estimate of its share of losses for the years ended March 31, 2019, 2018, and 2017 amounting to approximately $48,000, $62,000, and $329,000, respectively, have not been recognized. As of March 31, 2019, the aggregate share of net losses from the remaining Local Limited Partnerships not recognized by the Partnership amounted to approximately $419,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

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

COMBINED CONDENSED BALANCE SHEETS

	2018	2017
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2018 and 2017 of $3,534,000 and $4,016,000, respectively)	$4,340,000	$5,324,000
Land	221,000	271,000
Other assets	522,000	716,000
Total assets	$5,083,000	$6,311,000

LIABILITIES
Mortgages payable	$3,125,000	$4,156,000
Due to affiliates	9,000	228,000
Other liabilities	149,000	188,000

Total liabilities	3,283,000	4,572,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 9	1,004,000	808,000
Other partners	796,000	931,000
Total partners’ equity	1,800,000	1,739,000
Total liabilities and partners’ equity	$5,083,000	$6,311,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2018	2017	2016

Revenues	$1,029,000	$1,192,000	$2,226,000

Expenses:
Operating expenses	720,000	780,000	1,598,000
Interest expense	149,000	192,000	369,000
Depreciation and amortization	212,000	258,000	588,000

Total expenses	1,081,000	1,230,000	2,555,000

Net loss	$(52,000)	$(38,000)	$(329,000)

Net loss allocable to the Partnership	$(48,000)	$(62,000)	$(329,000)

Net loss recorded by the Partnership	$-	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $25,204, $41,524, and $98,350 were incurred during the years ended March 31, 2019, 2018, and 2017, respectively, and $0, $112,200, and $108,000 was paid during the years ended March 31, 2019, 2018, and 2017, respectively.

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

(c)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $85,519, $57,523, and $59,776 during the years ended March 31, 2019, 2018, and 2017, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2019	2018

Asset management fee payable	$1,584,635	$1,559,431
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	27,346	45,286

Total	$1,611,981	$1,604,717

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2020.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2019

Income	$10,000	$-	$-	$-

Operating expenses	(35,000)	(19,000)	(24,000)	(16,000)

Loss from operations	(25,000)	(19,000)	(24,000)	(16,000)

Net income (loss)	(25,000)	(19,000)	(24,000)	(16,000)

Net income (loss) available to Limited Partners	(25,000)	(19,000)	(24,000)	(16,000)

Net income (loss) per Partnership Unit	(2)	(1)	(2)	(1)

	June 30	September 30	December 31	March 31
2018

Income	$6,000	$7,000	$-	$-

Operating expenses	(24,000)	(21,000)	(31,000)	(12,000)

Loss from operations	(18,000)	(14,000)	(31,000)	(12,000)

Gain on sale of Local Limited Partnerships	100,000	-	-	38,000

Net income (loss)	82,000	(14,000)	(31,000)	26,000

Net income (loss) available to Limited Partners	82,000	(14,000)	(31,000)	26,000

Net income (loss) per Partnership Unit	5	(1)	(2)	2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended March 31, 2019, 2018 and 2017

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

NOTE 5 – LEGAL PROCEEDINGS

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner (the “General Partner”) of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). The Fund and WNC answered the Complaints and WNC filed third party complaints against Crane & Fowler Investments, LLC. The Third-Party Complaints allege, among other things, breach of contract. Rather than proceeding with costly litigation, on May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Fund and WNC will convey its interest in West Main and North Davison to the General Partner (or an affiliate thereof) for $230,934.39 and $130,672.10 respectively. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. The settlement will likely come to fruition during the third quarter of 2019.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2019. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2019.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer
Michael J. Gaber	Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Executive Vice President – Accounting and Finance and Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Developer Relations
Anil Advani	Executive Vice President – Originations and Finance

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

Michael J. Gaber is an Executive Vice President, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

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

Melanie R. Wenk is Executive Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

Gregory S. Hand is Senior Vice President – Developer Relations of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Executive Vice President – Originations and Finance of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $25,204, $41,524, and $98,350 were incurred during the years ended March 31, 2019, 2018, and 2017, respectively, and $0, $112,200, and $108,000 were paid during the years ended March 31, 2019, 2018, and 2017, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $27,346, $45,286, and $48,807 for the years ended March 31, 2019, 2018, and 2017, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $85,519, $57,523, and $59,776 during the years ended March 31, 2019, 2018, and 2017, respectively.

 (c) Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for the years ended December 31, 2018, 2017, and 2016. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2019, 2018, and 2017. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2019, 2018, and 2017.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2019	2018
Audit Fees	$21,665	$25,345
Audit-related Fees	-	-
Tax Fees	4,125	4,000
All Other Fees	-	-
TOTAL	$25,790	$29,345

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

49

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2019 and 2018
Statements of Operations for the years ended March 31, 2019, 2018, and 2017
Statements of Partners’ Deficit for the years ended March 31, 2019, 2018, and 2017
Statements of Cash Flows for the years ended March 31, 2019, 2018, and 2017
Notes to Financial Statements

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

32.1
Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2019 and 2018, (ii) the Statements of Operations for the years ended March 31, 2019, 2018, and 2017, (iii) the Statements of Partners’ Deficit for the years ended March 31, 2019, 2018, and 2017, (iv) the Statements of Cash Flows for the years ended March 31, 2019, 2018, and 2017 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2019
		As of March 31, 2019			Initial Cost to Partnership		As of December 31, 2018
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$380,000	$1,293,000	$75,000	$4,256,000	$1,885,000	$2,446,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	31,000	474,000	40,000	1,185,000	514,000	711,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	13,000	1,358,000	106,000	2,433,000	1,135,000	1,404,000

		$2,283,000	$2,283,000	$211,000	$7,460,000	$424,000	$3,125,000	$221,000	$7,874,000	$3,534,000	$4,561,000

WNC Housing Tax Credit Fund VI, L.P., Series 9
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2019

	For the Year Ended December 31, 2018
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

505 West Main Limited Partnership	$574,000	$(6,000)	2002	Completed	40

North Davison Partners 99 L.P.	173,000	(11,000)	2002	Completed	40

Oakview Terrace Townhomes L.P.	215,000	(35,000)	2002	Completed	30

	$962,000	$(52,000)

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2018
		As of March 31, 2018			Initial Cost to Partnership		As of December 31, 2017
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$293,000	$1,350,000	$75,000	$4,169,000	$1,767,000	$2,477,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	31,000	505,000	40,000	1,185,000	479,000	746,000
Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	13,000	1,371,0000	106,000	2,433,000	1,076,000	1,463,000
Saw Mill Creek II Limited Dividend Housing Association Limited Partnership(1)	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	17,000	930,000	50,000	1,553,000	694,000	909,000

		$2,666,000	$2,626,000	$261,000	$8,996,000	$354,000	$4,156,000	$271,000	$9,340,000	$4,016,000	$5,595,000

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
(1) The Local Limited Partnership was sold subsequent to December 31, 2017, but prior to March 31, 2018.

WNC Housing Tax Credit Fund VI, L.P., Series 9 Schedule III Real Estate Owned by Local Limited Partnerships
March 31, 2017
		As of March 31, 2017			Initial Cost to Partnership		As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

505 West Main Limited Partnership	Vermillion, South Dakota	$709,000	$709,000	$75,000	$3,876,000	$264,000	$1,402,000	$75,000	$4,161,000	$1,648,000	$2,588,000

Byhalia Estates, L.P.(1)	Byhalia, Mississippi	-	-	24,000	943,000	-	620,000	24,000	943,000	504,000	463,000

Harbor Pointe, L.P.	Tifton, Georgia	1,869,000	1,869,000	827,000	3,482,000	5,000	1,965,000	827,000	3,487,000	1,797,000	2,517,000

North Davison Partners 99 L.P.	Mitchell, South Dakota	470,000	470,000	30,000	1,164,000	17,000	537,000	40,000	1,171,000	444,000	767,000

Oakview Terrace Townhomes L.P.	North Branch, Minnesota	1,104,000	1,104,000	106,000	2,420,000	4,000	1,383,000	106,000	2,424,000	1,011,000	1,519,000
Parker Estates, L.P. (2)	Sunflower, Mississippi	274,000	274,000	29,000	1,334,000	1,000	836,000	29,000	1,346,000	716,000	659,000

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building, Construction in Progress & Equipment	Accumulated Depreciation	Net Book Value

Saw Mill Creek II Limited Dividend Housing Association Limited Partnership	Vicksburg, Michigan	383,000	343,000	50,000	1,536,000	9,000	956,000	50,000	1,553,000	655,000	948,000

Selman Place, LP	Bainbridge, Georgia	1,679,000	1,679,000	301,000	4,003,000	10,000	2,201,000	301,000	4,013,000	1,842,000	2,472,000

		$6,488,000	$6,448,000	$1,442,000	$18,758,000	$350,000	$9,900,000	$1,452,000	$19,098,000	$8,614,000	$11,933,000

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

Date: June 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:
June 26, 2019

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:
June 26, 2019

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:
June 26, 2019

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:
June 26, 2019