Form 10-Q
period 2019-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2019-08-12
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(714) 662-5565
( Telephone Number )

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
No

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

Yes X No ____

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2019 and March 31, 2019	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2019 and 2018	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2019	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2019 and 2018	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$13,923	$12,736
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	750	750

Total Assets	$14,673	$13,486

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,629,295	$1,611,981

Total Liabilities	1,629,295	1,611,981
Partners’ Deficit:
General Partner	(15,638)	(15,622)
Limited Partners (25,000 Partnership Units authorized; 15,192 and 15,197 Partnership Units issued and outstanding, respectively.)	(1,598,984)	(1,582,873)

Total Partners’ Deficit	(1,614,622)	(1,598,495)

Total Liabilities and Partners’ Deficit	$14,673	$13,486
See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2019 and 2018
 (Unaudited)

	2019	2018
	Three Months	Three Months

Reporting fees	$1,000	$2,789
Distribution income	186	7,343
Total operating income	1,186	10,132

Operating expenses:
Asset management fees (Note 3)	6,301	6,301
Legal and accounting fees	8,040	24,325
Other	2,973	4,365

Total operating expenses	17,314	34,991

Loss from operations	(16,128)	(24,859)

Interest income	1	10

Net loss	$(16,127)	$(24,849)

Net loss allocated to:
General Partner	$(16)	$(25)

Limited Partners	$(16,111)	$(24,824)

Net loss per Partnership Unit	$(1)	$(2)

Outstanding weighted Partnership Units	15,192	15,202

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2019
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2019	$(15,622)	$(1,582,873)	$(1,598,495)

Net loss	(16)	(16,111)	(16,127)

Partners’ deficit at June 30, 2019	$(15,638)	$(1,598,984)	$(1,614,622)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(16,127)	$(24,849)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities: Decrease in other assets	-	300
Increase in accrued fees and expenses due to
General Partner and affiliates	17,314	9,691
Net cash provided by (used in) operating activities	1,187	(14,858)

Net increase (decrease) in cash and cash equivalents	1,187	(14,858)

Cash and cash equivalents, beginning of period	12,736	88,104

Cash and cash equivalents, end of period	$13,923	$73,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2019
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2019 and March 31, 2019, a total of 15,192 and 15,197 Partnership Units, respectively, remain outstanding.

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
For the Quarterly Period Ended June 30, 2019
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2020.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2019
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2019.

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

As of June 30, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/18	Appraisal Value	Estimated Sales Price	Estimated Sales Date	Estimated Sale Expenses
505 West Main, L.P.	$1,293,160	$3,255,000	$137,653	*	$750
North Davison Partners 99, L.P.	474,071	480,000	$130,627	*	*
Oakview Terrace Townhomes, L.P.	1,357,562	925,000	*	*	*

* Estimated sales price and sales date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2019
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2019 and 2018 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2019
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2019 and March 31, 2019, respectively, the Partnership had $13,923 and $12,736 in cash and cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2016 remain open.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted loss per Partnership Unit is not required.

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
For the Quarterly Period Ended June 30, 2019
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2019 and March 31, 2019, the Partnership owned limited partnership interests in 3 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 84 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2019 and 2018 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2019	2018
Revenues	$258,000	$258,000
Expenses:
Interest expense	37,000	38,000
Depreciation and amortization	53,000	55,000
Operating expenses	180,000	168,000
Total expenses	270,000	261,000

Net loss	$(12,000)	$(3,000)
Net loss allocable to the Partnership	$(12,000)	$(3,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Period Ended June 30, 2019
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,301 were incurred during each of the three months ended June 30, 2019 and 2018.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements paid were $0 and $25,000 during the three months ended June 30, 2019 and 2018, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2019	March 31, 2019

Asset management fee payable	$1,590,936	$1,584,635
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	38,359	27,346
Total	$1,629,295	$1,611,981

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2020.

NOTE 4 - LEGAL PROCEEDINGS

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner (the “General Partner”) of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). The Fund and WNC answered the Complaints and WNC filed third party complaints against Crane & Fowler Investments, LLC. The Third-Party Complaints allege, among other things, breach of contract. Rather than proceeding with costly litigation, on May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Fund and WNC will convey its interest in West Main and North Davison to the General Partner (or an affiliate thereof) for $137,652.78 and $130,627.10 respectively. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. The settlement will likely come to fruition during the third quarter of 2019.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2019 and 2018 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2019 consisted of $14,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at June 30, 2019 consisted of $1,629,000 of accrued fees and expenses due to General Partner and affiliates .

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 The Partnership's net loss for the three months ended June 30, 2019 was $16,000, reflecting a decrease of approximately $9,000 from the net loss of $25,000 for the three months ended June 30, 2018. Reporting fees and distribution income decreased by $9,000 for the three months ended June 30, 2019. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. For the three months ended June 30, 2019, legal and accounting fees decreased by $16,000 compared to the three months ended June 30, 2018 due to legal expenses incurred related to certain Local Limited Partnerships and their General Partner as discussed in Note 4 and the timing of accounting expenses incurred and paid. Other expenses decreased by $1,000 during the three months ended June 30, 2019, due to more professional expenses incurred during the three months ended June 30, 2018.

Capital Resources and Liquidity

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 The net increase in cash and cash equivalents during the three months ended June 30, 2019 was $1,000, compared to a net decrease in cash and cash equivalents during the three months ended June 30, 2018 of $15,000. The Partnership paid $0 and $25,000, respectively to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership during the three months ended June 30, 2019 and 2018. The reimbursement of operating expenses was paid after management reviews the cash position of the Partnership. The Partnership also received $9,000 less in reporting fees and distribution income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the three months ended June 30, 2019, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $17,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2019, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2020.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2019 and March 31, 2019, (ii) the Condensed Statements of Operations for the three months ended June 30, 2019 and June 30, 2018, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2019 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2019 and June 30, 2018 and (v) the Notes to Condensed Financial Statements.
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
General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 12, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2019