Form 10-Q
period 2019-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 9
filed 2019-11-12
CIK 1156445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the Quarterly Period Ended September 30, 2019

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$13,950	$12,736
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	750	750

Total Assets	$14,700	$13,486

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,661,001	$1,611,981

Total Liabilities	1,661,001	1,611,981
Partners’ Deficit:
General Partner	(15,670)	(15,622)
Limited Partners (25,000 Partnership Units authorized; 15,192 and 15,197 Partnership Units issued and outstanding, respectively.)	(1,630,631)	(1,582,873)

Total Partners’ Deficit	(1,646,301)	(1,598,495)

Total Liabilities and Partners’ Deficit	$14,700	$13,486

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2019 and 2018
 (Unaudited)

	2019		2018
	Three	Six	Three	Six
	Months	Months	Months	Months
Operating income:
Reporting fees	$-	$1,000	$-	$2,789
Distribution income	-	186	-	7,343
Total operating income	-	1,186	-	10,132

Operating expenses:
Asset management fees (Note 3)	6,301	12,602	6,301	12,602
Legal and accounting fees	20,661	28,701	10,075	34,400
Write off of other assets	-	-	300	300
Other	4,744	7,717	2,518	6,883

Total operating expenses	31,706	49,020	19,194	54,185

Loss from operations	(31,706)	(47,834)	(19,194)	(44,053)

Interest income	27	28	8	18

Net loss	$(31,679)	$(47,806)	$(19,186)	$(44,035)

Net loss allocated to:
General Partner	$(32)	$(48)	$(19)	$(44)

Limited Partners	$(31,647)	$(47,758)	$(19,167)	$(43,991)

Net loss per Partnership Unit	$(2)	$(3)	$(1)	$(3)

Outstanding weighted Partnership Units	15,192	15,192	15,197	15,197

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ DEFICIT
For the Six Months Ended September 30, 2019 and 2018
 (Unaudited)

	2019
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2019	$(15,622)	$(1,582,873)	$(1,598,495)

Net loss	(16)	(16,111)	(16,127)

Partners’ deficit at June 30, 2019	(15,638)	(1,598,984)	(1,614,622)

Net loss	(32)	(31,647)	(31,679)

Partners’ deficit at September 30, 2019	$(15,670)	$(1,630,631)	$(1,646,301)

	2018
	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2018	$(15,538)	$(1,499,275)	$(1,514,813)

Net loss	(25)	(24,824)	(24,849)

Partners' deficit at June 30, 2018	(15,563)	(1,524,099)	(1,539,662)

Net loss	(19)	(19,167)	(19,186)

Partners' deficit at September 30, 2018	$(15,582)	$(1,543,266)	$(1,558,848)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2019 and 2018
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(47,806)	$(44,035)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities: Decrease in other assets	-	300
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	49,020	(31,634)
Net cash provided by (used in) operating activities	1,214	(75,369)

Net increase (decrease) in cash and cash equivalents	1,214	(75,369)

Cash and cash equivalents, beginning of period	12,736	88,104

Cash and cash equivalents, end of period	$13,950	$12,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994, at which time 15,325 Partnership Units representing subscriptions in the amount of $15,316,125, net of dealer discounts of $7,350 and volume discount of $1,525, had been sold. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2019 and March 31, 2019, a total of 15,192 and 15,197 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2020.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2019.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
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

As of September 30, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition.

Local Limited Partnership	Debt at 12/31/18	Appraisal Value	Estimated Sales Price	Estimated Sales Dates	Estimated Sale Expenses
505 West Main, L.P.	$1,293,160	$3,255,000	$137,653	10/15/19 (**)	$750
North Davison Partners 99, L.P.	474,071	480,000	130,627	10/15/19 (**)	-
Oakview Terrace Townhomes, LP	1,357,562	925,000	(*)	(*)	-

(*) Estimated sales price and sales date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

(**) Sold subsequent to September 30, 2019 (Note 5)

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2019 and 2018 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2019 and March 31, 2019, respectively, the Partnership had $13,950 and $12,736 in cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
 (Unaudited)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2019 and March 31, 2019, the Partnership owned limited partnership interests in 3 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 84 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2019 and 2018 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2019	2018
Revenues	$516,000	$516,000
Expenses:
Interest expense	74,000	76,000
Depreciation and amortization	106,000	110,000
Operating expenses	360,000	336,000
Total expenses	540,000	522,000

Net loss	$(24,000)	$(6,000)
Net loss allocable to the Partnership	$(24,000)	$(18,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,602 were incurred during each of the six months ended September 30, 2019 and 2018.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements paid were $0 and $85,519 during the six months ended September 30, 2019 and 2018, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2019	March 31, 2019

Asset management fee payable	$1,597,237	$1,584,635
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	63,764	27,346
Total	$1,661,001	$1,611,981

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2020.

NOTE 4 - LEGAL PROCEEDINGS

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner (the “General Partner”) of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). The Fund and WNC answered the Complaints and WNC filed third party complaints against Crane & Fowler Investments, LLC. The Third-Party Complaints allege, among other things, breach of contract. Rather than proceeding with costly litigation, on May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Fund and WNC will convey its interest in West Main and North Davison to the General Partner (or an affiliate thereof) for $137,652.78 and $130,627.10, respectively. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. Subsequent to September 30, 2019, the approval was received, and the transfer was finalized (see Note 5).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 9
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2019
 (Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the underlying Housing Complex of 505 West Main, L.P. (“505 West Main”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. 505 West Main was appraised for $3,255,000 and had a mortgage note balance of $1,293,160 as of December 31, 2018. The Partnership received $137,653 in cash proceeds, of which $80,000 will be used to pay accrued asset management fees, $31,882 is for the repayment of operating expenses, and the remaining $25,771 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $750 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $136,903 will be recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

Subsequent to September 30, 2019, the underlying Housing Complex of North Davison Partners 99, L.P. (“North Davison”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. North Davison was appraised for $480,000 and had a mortgage note balance of $474,071 as of December 31, 2018. The Partnership received $130,627 in cash proceeds, of which $95,000 will be used to pay accrued asset management fees, $31,882 is for the repayment of operating expenses, and the remaining $3,745 is being held in the Partnership’s reserves for future operation expenses. The Partnership’s investment balance is zero; therefore, a gain of $130,627 will be recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compare the results of operations for the three and six months ended September 30, 2019 and 2018 and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2019 consisted of $14,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at September 30, 2019 consisted of $1,661,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 The Partnership's net loss for the three months ended September 30, 2019 was $32,000, reflecting an increase of approximately $13,000 from the net loss of $19,000 for the three months ended September 30, 2018. Legal and accounting fees increased by $11,000 due to the timing of accounting work performed. Other expenses increased by $2,000 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to more printing expenses incurred.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018 The Partnership's net loss for the six months ended September 30, 2019 was $48,000, reflecting a increase of approximately $4,000 from the net loss of $44,000 for the six months ended September 30, 2018. Reporting fees and distribution income decreased by $9,000 during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Legal and accounting fees decreased by $6,000 due to the timing of accounting work performed. Other expenses increased by $1,000 during the six months ended September 30, 2019 compared to the six months ended September 30, 2018 due to more printing expenses incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018 Net cash and cash equivalents provided during the six months ended September 30, 2019 was $1,000, compared to net cash and cash equivalents used during the six months ended September 30, 2018 of $75,000. The Partnership paid $0 and $86,000 to the General partner or an affiliate for reimbursement of operating expenses paid on behalf of the Partnership during the six months ended September 30, 2019 and 2018, respectively. The reimbursement of operating expenses is paid after management reviews the cash position of the Partnership. In addition, the Partnership received $9,000 less in reporting fees and distribution income during the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2019, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner and affiliates, increased by $49,000 as compared to March 31, 2019. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2019, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2020.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information
Item 1.	Legal Proceedings

On or about March 12, 2018, Sioux Falls Environmental Access, Inc., the general partner (the “General Partner”) of both 505 West Main L.P. (“West Main”) and North Davison Partners 99 L.P. (“North Davison”) filed complaints (the “Complaints”) alleging, among other things, breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 9 (the “Fund”) and WNC Housing, L.P. (“WNC”) in the South Dakota Circuit Court (the “Court”). The Fund and WNC answered the Complaints and WNC filed third party complaints against Crane & Fowler Investments, LLC. The Third-Party Complaints allege, among other things, breach of contract. Rather than proceeding with costly litigation, on May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Fund and WNC will convey its interest in West Main and North Davison to the General Partner (or an affiliate thereof) for $137,652.78 and $130,627.10 respectively. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. Subsequent to September 30, 2019, the approval was received, and the transfer was finalized (see Note 5).

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2019 and March 31, 2019, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2019 and September 30, 2018, (iii) the Condensed Statements of Partners’ Deficit for the six months ended September 30, 2019 and 2018 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2019 and September 30, 2018 and (v) the Notes to Condensed Financial Statements.

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

Date: November 12, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 12, 2019